Form 10-K
period 1993-12-31
AVONDALE INDUSTRIES INC
filed 1994-03-31
CIK 829444

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                    Form 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File Number 0-16572

                             Avondale Industries, Inc.

                (Exact name of registrant as specified in its charter)

           Louisiana                                  39-1097012
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

 5100 River Road, Avondale, Louisiana                   70094
(Address of principal executive offices)               (Zip Code)

                                (504) 436-2121
                        (Registrant's telephone number,
                             including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                   None

          Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $1.00 par value per share
                            (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.  Yes   [X]    No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K report or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at March 25, 1994 was approximately $36,330,180.

         The number of shares of the Registrant's common stock, $1.00 par value per share, outstanding at March 25, 1994 was 14,464,175.

                   DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its 1994 Annual Meeting have been incorporated by reference into Part II and III of this Form 10-K.

                                PART I

Item 1.            Business.

Overview

         Avondale Industries, Inc. ("Avondale" or the "Company") has been a major participant in the military and commercial shipbuilding business in the U.S. since the 1950s. The Company has built approximately 200 ocean-going vessels for a wide variety of military and commercial uses, including tankers, LASH (lighter aboard ship) vessels, dredges, Coast Guard cutters and U.S.
Navy surface combatant, fleet support and amphibious assault vessels, and a much larger number of smaller craft. Avondale has built approximately 80 ships for the U.S. Navy and U.S. Coast Guard, with its largest single contract involving the construction of 27 destroyer escorts that was completed in 1974. Since the 1970s, when foreign shipyards began to dominate commercial shipbuilding, almost all of the Company's shipbuilding activity has been for the U.S. Navy.

         During the early part of this decade, the Company's business was adversely affected by, among other things, a significant decline in the annual shipbuilding budgets of the U.S. Navy. During the 1980s, the annual shipbuilding budget of the U.S. Navy was $12 - $14 billion, as compared to a $6 - $8 billion annual budget projected for the 1990s. By the end of 1992, the Navy had revised the estimate of its fleet to 435 vessels and indications from the Clinton Administration are that the fleet could be reduced to approximately 340 vessels over the next several years.

         Notwithstanding the overall sharp reduction in construction programs for the U.S. Navy, during 1993 the Company was successful in securing three significant U.S. Navy vessel construction awards that increased its shipbuilding backlog at December 31, 1993 to approximately $1.3 billion. Of these, the most significant was an award of a contract for the construction of one Strategic Sealift vessel, with options for the construction of five additional vessels. The Strategic Sealift vessels, which are designed to assist in the rapid transportation and deployment of military personnel, equipment and supplies, are comparable to other vessels, such as auxiliary and amphibious support ships, that have been constructed previously by the Company. The first Strategic Sealift vessel will be built under a contract for $262 million, and, assuming that all options for the Sealift vessels are exercised by the U.S. Navy, the total contract amount would increase to approximately $1.3 billion. The first Sealift vessel is scheduled for delivery in 1997 with the final vessel scheduled for delivery in 2001. Assuming the exercise of the five options for Strategic Sealift vessels, the backlog at December 31, 1993 would be approximately $2.3 billion.

         In addition to the Sealift award, in July 1993, the Company was awarded a $232.5 million contract for the construction of an icebreaker vessel for the U.S. Coast Guard. This vessel is scheduled for delivery in 1997. Also, in October 1993, the Company was awarded a contract to build one LSD-CV at a contract price of $257.5 million. After consideration of certain additional components and cost escalation, these contracts are expected to total more than $250 and $275 million, respectively. The award brings the total number of LSD-CV ships under construction by the Company to four.

         Considering the sharp decline in projected fleet size and Navy shipbuilding expenditures, competition among U.S. shipyards for available vessel construction, conversion and repair work will continue to be intense. During the past several years, the Navy has publicly stated that, in view of the projected decline in the level of its shipbuilding activity, it is quite possible that not all of the current United States shipyards will survive unless one or more of them is able to compete effectively in the commercial shipbuilding market. Nevertheless, management of the Company believes that the recent contract awards and the Company's current backlog, as well as the Company's long-term experience in constructing the types and classes of vessels likely to be ordered by the U.S. Navy in the foreseeable future, are positive developments that will allow the Company to remain an effective competitor for the U.S. Navy work that will be available.

         In this regard, in early 1994 Avondale was one of five U.S. shipyards awarded a contract by the U.S. Navy to undertake preliminary design studies for the proposed LPD amphibious vessel construction program. It is anticipated that the LPD program will be a multi-ship program with the first contract awarded in 1996. It is projected that the per vessel contract price for the LPD vessels will be between $500-$700 million, with one or more contracts to build up to 12 vessels being awarded. Based on Avondale's recent successes in securing the Sealift and other U.S. Navy awards, in large part because it was the most cost-effective, competitive bidder, as well as Avondale's demonstrated experience in the construction of vessels comparable to the LPD, management believes that the Company is well-positioned to be a successful bidder for such work as it is awarded.

         The international demand for large commercial ships is expected to increase during the 1990's, presenting possible construction opportunities for Avondale. However, Avondale will continue to be at a competitive disadvantage to foreign shipyards, in large measure because of governmental shipbuilding subsidies available to foreign shipyards that are not available in the U.S. Several legislative initiatives have been introduced in Congress aimed at limiting access to U.S. ports or assessing fees on ships which received the benefit of foreign subsidies. Unless the demand for commercial ships strains the aggregate construction capacity of Avondale's international competitors, or the current legislative initiatives result in the reduction or elimination of these foreign subsidies, it will be extremely difficult for Avondale to compete effectively for available international commercial shipbuilding work.

         The Oil Pollution Act of 1990 ("OPA'90"), which requires the phased-in transition to double-hull oil tankers and product carriers beginning January
1, 1995, has created commercial shipbuilding opportunities for Avondale. By virtue of OPA'90, there is a demand (which is expected to continue through the remainder of the decade) for the retro-fitting of existing tankers, as well as the construction of new double-hulled tankers, as oil and energy companies and other ship operators upgrade their fleets to comply with the law. In addition, the Jones Act requires all vessels transporting oil or other products between U.S. ports to be constructed by U.S. shipyards. Avondale, which is the only domestic shipyard currently constructing double-hull ships, is well-positioned to bid successfully for the OPA'90 work as it becomes available.
The Company is currently under consideration for a contract with a major domestic oil company to construct up to four 40,000 DWT product carrier vessels that would be built in response to OPA'90. A final decision on this contract award has not been made nor is there any estimate of the timing of the decision. The Company has also received expressions of interest from several other ship owners seeking to retro-fit their vessels to comply with OPA'90 requirements.

         Other marketing opportunities may develop as a result of the Jones Act, which requires the construction in a U.S. shipyard of any vessel that will transport cargo between U.S. ports. The four vessels discussed above are subject to these requirements. Additionally, the Company has submitted a bid for the construction of four forebodies (the cargo carrying portion of the vessel body) for bulk carriers, a contract which is expected to be awarded to a U.S. shipyard in mid-1994. The Company has sufficient capacity to construct commercial vessels that may be awarded.

Shipbuilding, Conversion and Repair

         General. The Company's Shipyards Division is engaged in the design, construction, repair and modernization of various types of military and commercial vessels.

         The main shipyard facility, which is located on the Mississippi River near New Orleans, includes multiple building ways, side launching facilities, a 900-foot floating dry dock/launch platform that permits construction of vessels up to 1,000 feet in length, and a 650-foot floating dry dock principally used for ship repair. The shipyard is equipped to build virtually any type of vessel other than submarines and surface vessels of the largest classes, such as aircraft carriers and ultra-large crude carriers.

         The Shipyards Division's business has been and continues to be materially dependent on the U.S. Navy's ship construction, repair and conversion programs. The following table sets forth the distribution of marine construction and repair activities during the last five years based on contract billings.


                                                  1993            1992            1991           1990            1989
                                                  ____            ____            ____           ____            ____
U.S. MILITARY:
  New construction                                 88%             87%             72%            66%             76%
  Repair, overhaul and
    conversion                                      2%              6%             13%            12%              9%

COMMERCIAL:
  New construction                                  6%              2%             10%            18%             11%
  Repair, overhaul and
    conversion                                      4%              5%              5%             4%              4%
                                                  ____            ____            ____           ____            ____

       TOTAL                                      100%            100%            100%           100%            100%
                                                  ====            ====            ====           ====            ====

         The increase in commercial new construction in 1990 was due primarily to substantial progress on a contract to construct an 800-bed floating detention facility which was completed and delivered in January 1992. With the completion of the floating detention facility, the percentage of commercial new construction declined in 1992. The increase in commercial construction from 1992 to 1993 was due primarily to the Company's construction of two paddlewheel gaming vessels scheduled for delivery in mid-1994. However, unless the Company is successful in securing contracts to construct the commercial oil tankers previously discussed, it is expected that the level of commercial construction will remain at a low level for the foreseeable future. See "Other Operations - Modular Construction" below. The decline in Navy repair, overhaul and conversion in 1993 as compared to 1992 was due to the completion of a conversion contract during 1992 and the general decline in Navy operation and maintenance expenditures in the last several years.

         Most U.S. Navy ship construction, repair and conversion contracts are subject to strict competitive bidding requirements. There is substantial over-capacity at U.S. shipyards and, as discussed above under the heading "Overview," it is likely that the level of U.S. Navy shipbuilding activity will
decrease for the foreseeable future.   In addition, in view of the apparent
efforts of the federal government to continue to reduce the level of military expenditures, there can be no assurance that the shipbuilding and conversion programs currently in progress will be continued or that those planned by the U.S. Navy will be implemented.

         At December 31, 1993, essentially all of the Company's $1.3 billion ($2.3 billion with options) backlog was attributable to new ship construction for the U.S. Navy.

         Government Contracting. Avondale's principal U.S. government business is currently being performed under fixed-price and fixed-price incentive contracts, both of which generally provide for escalation of costs based on published indices relating to the shipbuilding industry. Under fixed-price contracts, the contractor retains all cost savings on completed contracts but is also responsible for the full amount of all cost overruns. Fixed-price incentive contracts, on the other hand, provide for sharing between the government and the contractor of cost savings and cost overruns based primarily on a specified formula that compares the contract target cost with actual cost. Although all cost savings are shared under fixed-price incentive contracts, cost overruns in excess of a specified amount must be borne entirely by the contractor. Recent contract awards for the Strategic Sealift vessel, LSD-CV and the Icebreaker are each fixed-price incentive contracts.

         Under government regulations, certain costs, including certain financing costs, portions of research and development costs and certain marketing expenses, are not allowable costs under fixed-price incentive contracts. The government also regulates the methods by which overhead costs are allocated to government contracts.

         U.S. government contracts are subject to termination by the government either for its convenience or upon default by the contractor. If the termination is for the government's convenience, contracts provide for payment upon termination for items delivered to and accepted by the government, payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit. However, if a contract termination results from the contractor's default, the contractor is paid such amount as may be agreed upon for completed and partially-completed products and services accepted by the government, the government is not liable for the contractor's costs with respect to unaccepted items and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contract and the contractor may be liable for excess costs incurred by the government in procuring undelivered items from another source.

         The continuation of any U.S. Navy shipbuilding program is dependent upon the continuing availability of Congressional appropriations for that program. It is customary for the U.S. Navy to award contracts to build one or more vessels of a program to a contractor together with options (exercisable by the U.S. Navy) to purchase additional vessels in the program. Generally, contracts to build vessels are not awarded until funds to pay the full contract have been appropriated. However, because Congress usually appropriates funds on a fiscal year basis, funds may never be appropriated to permit the U.S. Navy to exercise options that have been awarded. In addition, even if funds are appropriated, the U.S. Navy is not required to exercise the options.

         Because its U.S. Navy contracts require the Company to have access to classified information, Avondale must maintain a security clearance for its facility. Among other things, facilities with such clearances must restrict the access of non-U.S. citizens to classified information. If in the future the percentage of foreign ownership is increased to a level that could result in foreign dominance or control of its activities, Avondale would be required to implement additional measures to insure that classified material would not be compromised or risk the loss of its security clearance.

         Due to the complexity of government contracts and applicable regulations, contract disputes with the government occur in the ordinary course of the Company's business. Based upon management's analysis of each such dispute and advice of counsel, the Company records, if appropriate, an estimate of the amount recoverable upon resolution of such disputes.
Although management believes its estimates are based upon a reasonable analysis of such disputes, no assurance can be given that its estimates will be accurate and variances between such estimates and actual results can be material. The Company believes that adequate provision has been made in its financial statements for these and other normal uncertainties incident to its government business.

         There is significant oversight of defense contractors to prevent waste in the defense procurement process. Areas of contract dispute are reviewed by the government for evidence of criminal misconduct such as mischarging, product substitution and false certification of pricing and other data. In the event the government alleges a violation of its procurement regulations, it may seek compensatory, treble or punitive damages in substantial amounts and indictments, fines, penalties and forfeitures. Indictment can result in suspension or debarment of the contractor from government contracting for a period of time.

         Vessel Deliveries and Backlog. At December 31, 1993, the Company's Shipyards Division had a firm contract backlog of approximately $1.23 billion ($2.2 billion with options), of which approximately $311 million is expected to be billed in 1994, compared with backlogs of $450 million and $625 million at December 31, 1992 and 1991, respectively. The backlog at December 31, 1993 included contracts to build seven T-AO Oilers (of which three had been delivered by the end of 1993); four LSD-CV (cargo variant) vessels, with the most recent vessel contract being awarded in 1993; one WAGB-20 Polar Icebreaker and one T-AKR 300 Class Sealift Ship, both under contracts awarded in 1993. Also included in the Shipyards Division backlog at December 31, 1993 are contracts to construct four MHC-51 Class
Minehunters ("MHC") for the U.S. Navy. While the Company will continue to fabricate the basic MHC hulls at its Avondale Enterprises, Inc. facility in Gulfport, Mississippi, the remaining construction and outfitting will be performed at the Company's main shipyard in order to take advantage of the yard's efficiencies and skilled labor. All major U.S. Navy contracts in the backlog, except for the contract to construct three LSD-CVs, contain cost escalation clauses that are intended to compensate the Company for increases in wage rates and material costs based on industry indices. The contract to construct the three LSD-CVs, as originally awarded, contained a cost escalation clause but as part of the REA settlement (as discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations") the contract was converted to a firm fixed price.

         Vessel deliveries in 1993 included one T-AO Oiler, the T-AGS 45 Oceanographic Survey Ship and the repair of one U.S. Navy destroyer. Vessel deliveries scheduled for 1994 include one T-AO Oiler and one LSD-CV. The Company plans to actively pursue other Government shipbuilding and repair opportunities when they become available.

         In anticipation of reductions in the U.S. Navy shipbuilding programs, the Company has been actively pursuing commercial shipbuilding and industrial fabrication projects (see "Other Operations - Modular Construction" below). International commercial shipbuilding opportunities are limited because shipbuilders in foreign countries are often subsidized by their governments, which allows them to sell their ships for prices below their construction cost. Domestic shipbuilding opportunities that are not affected by foreign subsidies offer better possibilities for commercial shipbuilding opportunities. The OPA'90, which requires the phased-in transition to double-hull tankers and product carriers effective January 1, 1995, has created commercial shipbuilding opportunities for Avondale. Because of OPA'90, there is a demand (which is expected to continue through the remainder of the decade) for the retro-fitting of existing tankers, or the building of new double-hulled tankers. In addition, federal law requires construction in a U.S. Shipyard of any vessel that will transport cargo between U.S. ports.

     In connection with the bids and proposals that the Company has submitted or plans to submit to various commercial and government customers, no assurance can be given that the vessels will actually be built or that the Company will be the successful bidder.

Other Operations

         Overview. Although the Company has from time to time, on a limited basis, pursued opportunities to diversify its business, management strongly believes that the Company's resources are most profitably employed in ship construction. Although the U.S. Navy's shipbuilding budget has declined from the levels in the mid-1980s, management believes that opportunities to participate in substantial shipbuilding programs will continue to exist for those companies that are the most competitive. The Company's success in keeping its costs the most competitive in the industry has enabled it to secure backlog in 1993 as well as position itself for future work that will be available from the U.S. Navy. Additionally, as noted below, in order to re-focus on its core shipbuilding business and improve liquidity, the Company has sold, and is exploring other possible sales of, certain of its non-core business assets. Any such sales will only be made in an amount that is not less than management's estimation of the fair value of the assets.

         The Company will continue to evaluate suitable diversification opportunities, principally those that would not detract from Avondale's core business and that would utilize the Company's existing facilities. Among possible diversification opportunities are: (i) the construction of large industrial facilities utilizing modular shipbuilding expertise and project management experience; (ii) the repair and overhaul of U.S. Navy and commercial vessels; (iii) the boatbuilding and small vessel construction market; and (iv) steel fabrication, service contracting and other operations.

         Modular Construction. The Company is able to apply its modular construction methods to a variety of non-marine industrial fabrication projects. In the past, the Company has fabricated a sulphur re shipped to Saudi Arabia for on-site assembly and installation, constructed two cryogenic gas separation systems, two waste disposal units, six turbine compressors and turbine generators, six condenser modules for inclusion in a nuclear power plant and two sled and receiver modules for sub-sea pipeline connections, fabricated steel bridges and constructed a hydroelectric plant that was floated up the Mississippi River and installed in Vidalia, Louisiana in 1990. In January 1992, the Company delivered to the City of New York an
800-bed floating detention facility that is 625 feet long, 125 feet wide, and five stories high. The facility is a fully self-contained adult detention institution with 700 beds in 50-man dormitories and 100 single cells.

         In January 1993, the Company announced its agreement to participate with Westinghouse Electric Corporation in a long-term development project involving first-of-a-kind engineering of Westinghouse's AP600 advanced nuclear reactor. This reactor has been selected by the Advanced Reactor Corporation, a group of 16 major U.S. utilities formed to support development of new designs, to lead the revival of U.S. nuclear plant construction in the 1990s. The Company's role in first-of-a-kind engineering of the AP600 will be to design modules of the plant which can be pre-fabricated at offsite facilities, such as the Company's, and shipped by rail or truck to the construction site. Westinghouse has projected that, if the Company's modular construction techniques prove to be adaptable to nuclear plant construction, it will achieve significant savings in construction time and costs, thus ultimately making the cost of nuclear power competitive with other power generation alternatives.

         To support its pursuit of non-shipbuilding marine construction projects, in October 1992 the Company signed a letter of understanding pertaining to the development of a joint venture with a privately-owned full service engineering-procurement-construction company serving the chemical, petrochemical, industrial, refinery and oil and gas industries. The venture's objective is to secure international oil and gas/marine construction contracts. In 1993, the Company and its joint venture partner have collaborated on several projects.

         At present, there is a minimal level of production activity in the Modular Construction Division of the Company. The division has not added any significant projects to its backlog since the floating detention center was awarded in May 1989. Nevertheless, the Company continues to actively pursue non-shipbuilding marine and industrial - commercial projects suitable for modular construction. Modular Construction Division backlog included in the backlog of the Company's Shipyards Division and Service Foundry operations at December 31, 1993 was approximately $575,000 as compared to $600,000 and $5 million at December 31, 1992 and 1991, respectively.

         Repair Operations. Through its Algiers Yard, Avondale is engaged in the repair, overhaul and conversion of U.S. Navy vessels. The Algiers yard is operated under a long-term lease and is designed primarily for the repair and overhaul of large ocean-going vessels. Due to the anticipated significant reductions in the number of U.S. Navy ships discussed above under the heading "Business - Overview," the Company believes that U.S. Navy repair opportunities will decline and, as a consequence, the Company will face more competition for available U.S. Navy repair business. The Algiers yard is currently engaged in topside commercial repair activity and will also be utilized to lay-berth two Military Sealift Command ships for a five-year period beginning in July 1994.

         In March 1993, the Company sold its Harvey Quick Repair operation. Sales to unrelated parties by the Harvey Quick Repair operation were approximately $2 million in 1993 and $14 million in 1992.

         Small Vessel Construction. The Company pursues available opportunities for the construction of relatively small, special purpose military vessels, commercial fishing boats, dredges, barges, ferries and other special purpose vessels such as gaming vessels.

         Boat Division. The Company has a facility equipped for boat construction at its Westwego, Louisiana yard that is capable of building vessels up to 450 feet in length. In 1993, the Boat Division delivered one 168-foot inland river tow boat and currently has under construction two 19th century-style paddlewheel gaming vessels. These two vessels, 266 and 210 feet in length, are scheduled for delivery in mid-1994. In early January 1994, the Boat Division signed another contract for $28 million to construct a 350-foot gaming vessel. Upon finalizing the contract, construction will commence during 1994 with delivery anticipated in late 1995. The Boat Division is actively pursuing other projects involving the construction of additional gaming boats as well as passenger vessels and ferries, towboats and other vessels. The Boat Division's backlog at December 31, 1993 was approximately
$13 million, as compared to approximately $2 million at both December 31, 1992 and 1991.

         Avondale Gulfport Marine, Inc.   Since its purchase by the Company in
1988, Avondale Gulfport Marine, Inc. ("AGM") has completed contracts with the U.S. Navy to build a total of 15 landing craft air cushion ("LCAC") vessels, with delivery of the final LCAC vessel in 1993.

         AGM is located on a 24.5 acre site on an industrial seaway six miles northeast of Gulfport, Mississippi. AGM had a backlog at December 31, 1993 of approximately $3 million, which relates to the delivery of spare parts and technical manuals, all of which is expected to be billed during 1994, as compared to backlogs of approximately $14 and $31 million at December 31, 1992 and 1991, respectively. The Company is exploring opportunities for the facility but has listed the facility for sale and has written down the AGM assets to their estimated net realizable value at December 31, 1993.

         Avondale Enterprises, Inc. Avondale Enterprises, Inc. ("AEI"), a wholly-owned subsidiary of the Company, operates a facility in Gulfport, Mississippi that was acquired in 1989 for the purpose of constructing MHC-51 Class Minehunters ("MHC") for the U.S. Navy. Avondale was awarded contracts to build four MHCs, and the U.S. Navy has no current plans to build additional MHCs. As noted above under "Vessel Deliveries and Backlog,"
AEI will continue to fabricate the basic hulls for the MHCs, with all other construction and outfitting to be completed at the Company's main shipyard.
The MHC backlog, which is included in the backlog of the main shipyard, was approximately $200 million at December 31, 1993. The Company anticipates delivery of the first MHC in March 1995 with the final vessel projected for delivery in 1996. After completion of the fabrication of the basic hulls at the facility in Gulfport, Mississippi, it is anticipated that the Company will utilize the site for the performance of other contracts.

         Steel Operations, Service Contracting and Other Operations. Through its Steel Sales operation, Avondale sells steel plate and shapes to the marine and industrial markets of the southeastern and southwestern United States. Net sales to other Avondale divisions are not significant. Sales to unrelated parties were approximately $19 million in 1993 as compared to $18 million and $21 million at December 31, 1992 and 1991, respectively.

         The Service Foundry operation, which has been operating since 1929, consists of a bronze and steel foundry specializing in mid-sized castings, a complete machine shop with steel fabricating facilities and a pattern shop. The foundry's sales to the other divisions vary widely, being approximately 3% of its annual volume in 1993 and about 14% and 21% of its annual volume in 1992 and 1991, respectively. Sales to unrelated parties were approximately $13 million in 1993 as compared to $11 million and $14 million at December
31, 1992 and 1991, respectively.  The foundry's backlog was approximately
$3.1 million at December 31, 1993, all of which is expected to be billed in 1994, as compared to backlogs of $6.7 and $5.3 million at December 31, 1992 and 1991, respectively.

         The Genco Industries Group ("Genco") is a Texas-based company that fabricates and installs large steel structures and process units for various industries. The main facility is located on an 8.7 acre site in Bridge City, Texas, approximately 20 miles southeast of Beaumont, Texas. Sales to unrelated parties were approximately $21 million in 1993 as compared to $24.8 and $17.9 million at December 31, 1992 and 1991, respectively. Genco's backlog was approximately $1.4 million at December 31, 1993, all of which is expected to be billed during 1994, as compared to backlogs of approximately $9 and $7 million at December 31, 1992 and 1991, respectively.

     Avondale Technical Services ("ATS") has been actively engaged in seeking contracts to provide operations and maintenance services to government and commercial operations. The Company has broadened the market penetration for the division into municipal transportation operations, resulting in two contract awards, one each in 1991 and 1992, for a total of approximately $73 million including options. Sales to unrelated parties by ATS and its subsidiary, Crawford Technical Services ("CTS"), were approximately $14 million in 1993 as compared to $15.6 million and $7.8 million at December
31, 1992 and 1991, respectively. At December 31, 1993, ATS had a backlog of approximately $29 million, of which approximately $10 million is expected to be billed during 1994, as compared to backlogs of $42 and $44 million at December 31, 1992 and 1991, respectively.

         Except for certain contracts at ATS, contracts for the Service Foundry, Genco and ATS operations are short-term in nature.

Competition

         The domestic shipbuilding industry is intensely competitive. The Company competes with a number of other large shipyards, some of which have substantially greater financial resources than the Company. The
Company also competes with government-operated shipyards for government repair business. Because of overcapacity at U.S. shipyards, the small volume of commercial work available, and the fact that most contracts are awarded on the basis of competitive bidding, price competition is particularly intense. Intense competition also exists in each of the other businesses in which the Company is engaged. The Company has been successful recently in securing competitively bid contracts, in large part because the Company submitted the most cost-effective bids for the available contracts, and management believes it will continue to have a competitive edge in bidding for suitable U.S. Navy and commercial shipbuilding contracts in the future. However, no assurance can be given that the Company will be the successful bidder on any future contracts or that, if successful, it will realize profits on such contracts. For additional information regarding factors that affect the Company's competitiveness, see "Business - Overview" above.

Marketing

         The Company's marketing effort is decentralized and conducted separately by each division. Generally, the Company and its competitors are all aware of the shipbuilding, repair and conversion plans of the U.S. Navy and most prospective commercial customers, and are invited to bid on all major projects.

         The Company's boatbuilding operations are marketed by the sales and business development personnel of the appropriate divisions primarily through direct, personal sales calls. The services of the Steel Sales, Service Foundry and Genco Industries operations are marketed through industry advertising, personal sales calls and prior business relationships.

         ATS and its CTS subsidiary market their services through memberships in and contacts within contract services and transit industry associations, professional contacts and advertising in trade publications.

Materials and Supplies

         The principal materials used by Avondale in its shipbuilding, conversion and repair business are standard steel shapes, steel plate and paint. Other materials used in large quantities include aluminum, copper-nickel and steel pipe, electrical cable and fittings. The Company also purchases component parts such as propulsion systems, boilers, generators and other equipment. All of these materials and parts are currently available in adequate supply from domestic and foreign sources.

         In connection with its government contracts, the Company is required to procure certain materials and component parts from supply sources approved by the U.S. Government. Although certain components and sub-assemblies are manufactured by subcontractors, the Company's reliance on subcontractors has been and is expected by management to continue to be limited. The Company is not dependent upon any one supply source and believes that its supply sources are adequate to meet its future needs.

Insurance

         The Company maintains insurance against property damage caused by fire, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's premises and properties. The
Company also maintains general liability insurance in amounts it deems appropriate for its business. The Company is self-insured for workers' compensation liability except for losses in excess of $1 million per occurrence, in which case the Company maintains insurance in an amount it deems appropriate for its business.

Environmental and Safety Matters

         General. Avondale is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. The Company incurred expenses for environmental, health and safety compliance of approximately $3 million during 1993 and $3 million in 1992. See also "Item 3. Legal Proceedings - Environmental Proceedings."

         The Company is also subject to the federal Occupational Safety and Health Act ("OSHA") and similar state statutes. The Company has an extensive health and safety program and employs a staff of safety inspectors and industrial hygiene technicians, whose primary functions are to develop Company policies that meet or exceed the safety standards set by OSHA, train supervisors and make daily inspections of safety procedures to insure their compliance with Company policies on safety and industrial hygiene. All supervisors are required to attend safety training meetings at which the importance of full compliance with safety procedures is emphasized. The Company believes that it meets or exceeds all OSHA requirements and that its operations do not expose its employees to unusual health hazards.

         Waste Disposal. Avondale's operations produce a limited amount of industrial waste products and certain hazardous materials. The Company's industrial waste products, which consist principally of residual petroleum, other combustibles and blasting abrasives, are shipped to third party disposal sites that are licensed to handle such materials.

Employees

         Since September 1985, when all of its outstanding common stock was purchased by the ESOP from Ogden, Avondale has been owned principally by its current and former employees. At December 31, 1993, Avondale had approximately 6,700 employees, many of whom have been employed by the Company for many years. On June 25, 1993 an election was conducted to determine whether certain of the main shipyard's employees desired to have union representation. A total of 3,914 workers cast votes, of which approximately 847 votes were challenged. A simple majority of those votes which were not challenged was in favor of the union. The National Labor Relations Board is in the process of reviewing the challenged votes and determining the final outcome of the election. Except for approximately 50 employees of the Service Foundry operation, approximately 300 employees who perform certain services for CTS and approximately 20 employees of a subsidiary of Genco Industries, Inc., Avondale's employees are not covered by a collective bargaining agreement. Management believes that its relationship with its employees is satisfactory.

Item 2.            Properties.

         The Company's corporate headquarters and main shipyard are located on the west bank of the Mississippi River at Avondale, Louisiana, approximately 15 miles from downtown New Orleans. That facility includes approximately 226 acres of Company-owned land and 132 buildings enclosing approximately 1.4 million square feet of space, approximately 31 acres of leased land and several leased buildings enclosing approximately 150,000 square feet of space, a 900-foot floating dry dock/launch platform that permits construction, conversion or repair of vessels up to approximately 1,000 feet in length, a 650-foot floating dry dock principally used for ship repair and multiple building ways and side launching facilities. The main shipyard includes approximately 6,500 feet of wharves, 1,200 feet of launch ways and 2,900 feet of unimproved waterfront along the Mississippi River. The
Company's shipyard facilities have the capacity to build virtually any type of vessel other than submarines and surface vessels of the largest classes, such as aircraft carriers and ultra-large crude carriers.

         The Company's 900-foot floating drydock was constructed in 1975 and financed pursuant to Title XI of the Merchant Marine Act, 1936. The 900 foot drydock is currently subject to a Title XI mortgage of approximately $5 million.

         The Company's 650-foot floating drydock and support facilities were constructed in 1982 and financed with $36.25 million of industrial revenue bonds. Beginning June 1, 1993 and on each June 1 thereafter through maturity at June 1, 2002, these bonds may be put by any bondholder for redemption. In addition, the bonds are supported by a letter of credit issued by Chemical Bank. This letter of credit expires on June 16, 1994 unless extended by the Company, and the Company has decided not to seek an extension. The Company is currently actively pursuing a refunding of the outstanding bonds through a new tax-exempt bond issuance which could extend the maturity date (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

         The Company also operates several other facilities in the vicinity of the main shipyard. The Westwego Yard is located five miles down-river from the main shipyard on 16.6 acres of leased land and includes facilities for the construction or repair of boats and vessels up to 450 feet in length. The Algiers Yard is located 19 miles down-river from the main shipyard on 22 acres of leased land and includes construction facilities used predominantly for the repair and overhaul of large ocean-going vessels. The Steel Sales operation is located on 4.4 acres of property leased on a month-to-month basis in Harvey, Louisiana, where a steel warehouse is located. The location has direct access to the Mississippi River via the Harvey Canal. The Service Foundry operation, located in an approximately 300,000 square foot facility on a 78-acre Company-owned site a few miles up-river from the main shipyard, consists of a bronze and steel foundry, a complete machine shop with steel fabricating facilities and a pattern shop for the production of patterns used in the foundry.

         The Avondale Gulfport Marine, Inc. ("AGM") facility is located on 24.5 acres of Company-owned land located six miles northeast of Gulfport, Mississippi on an industrial seaway. The site has a 98,800 square foot manufacturing facility and a 25,000 square foot assembly building. The site also includes a test area, a craft storage area and a waterway access ramp.
As noted above, this facility has been listed for sale.

         The Avondale Enterprises, Inc. ("AEI") facility is located on a Company-owned 121.5 acre site four miles north northeast of Gulfport, Mississippi on the same industrial seaway as AGM. The facility includes a 263,447 square foot manufacturing facility and a 6,300 square foot administration building. This facility was acquired in 1989 for construction of the U.S. Navy's MHC-51 Class of Coastal Minehunter. AEI has pledged a portion of the facility to secure a $3 million loan it entered into in 1991 to finance a portion of its 1989 acquisition debt.

     The main facility operated by the Genco Industries Group ("Genco") is located on a Company-owned 8.7 acre site 20 miles southeast of Beaumont, Texas. The facility includes five buildings utilized for manufacturing and administration comprising approximately 66,800 square feet. Genco has a smaller facility that is located on a Company-owned 3.2 acre site approximately 80 miles northwest of Beaumont. This facility consists of three manufacturing-administration buildings totaling approximately 26,500 square feet.

         Avondale Technical Services, Inc. ("ATS") leases a 8,300 square foot site in Metairie, Louisiana, including a 4,300 square foot administrative office. ATS' wholly-owned subsidiary, Crawford Technical Services, Inc., leases warehouse and other space on an as-needed basis.

     Except as otherwise noted above, all of the above-described facility leases are for terms extending through at least 1998, including renewal options.

         The Company believes that its core marine construction and repair facilities provide it with sufficient capacity to handle any business it reasonably expects to obtain in the foreseeable future. In general, the Company's productive capacity is limited less by physical facilities than by the number of employees the Company can effectively supervise. Management believes that the Company would be operating at full capacity with approximately 10,000 employees. The Company's core business currently operates with more than 5,500 employees.

Item 3.  Legal Proceedings.

         Environmental Proceedings. Various governmental and private parties have from time to time alleged that the Company is a potentially responsible party with respect to certain hazardous waste sites, including, among others, the sites listed below.

         Combustion, Inc. Site. In January 1986, the Louisiana Department of Environmental Quality advised the Company that it may be a responsible party with respect to an oil reclamation site operated by Combustion, Inc., an unaffiliated company, in Walker, Louisiana. The Company sold to Combustion, Inc. a substantial portion of the waste oil that Combustion, Inc. processed during the period 1978 through 1982. The Company's potential liability, if any, for cleanup of this site will be based on the Comprehensive Environmental Response, Compensation and Liability Act of 1980
("CERCLA") or the Louisiana Environmental Affairs Act. Under these statutes, such liability is presumptively joint and several, but is typically apportioned among the responsible parties based on the volume of material sent by each to the waste site. The Company has cooperated with other potentially responsible parties to study the potential aggregate liability under these statutes. Moreover, the Company believes it has substantial defenses against liability and defenses that could mitigate the portion of liability, if any, that would otherwise be attributable to it.

         To date, the Company and certain of the other potentially responsible parties for the Combustion site have funded the site's remediation under a preliminary cost-sharing agreement. Pursuant to that agreement, the Company agreed to contribute up to $3.5 million to the total clean-up costs, such contributions to be made as clean-up costs were incurred. As of December 31, 1993 the Company had contributed $2.6 million to the total clean-up costs, which are expected to approximate $15 million in the aggregate. Following completion of the remediation, a final determination will be made as to the proper allocation of the remediation responsibility among the various parties. The Company's share of the clean-up costs could be lower, or higher, than the $3.5 million that it will have contributed, but the Company does not expect its liability to vary materially from this amount.

         Since July 1986, a number of "toxic tort" suits have been filed against the Company and numerous other defendants alleging claims for personal injury, property damage, and "fear of cancer" in connection with Combustion, Inc.'s oil reclamation site. The plaintiffs also seek substantial exemplary damages. Following the consolidation of these cases for the limited purpose of holding a class certification hearing, in April 1991 the Twenty-First Judicial District Court, Livingston Parish, Louisiana, certified a class of plaintiffs consisting of all people residing within 2.5 miles of the site. The joint defense group, established by the Company and certain other potentially responsible parties, appealed this certification, but the Louisiana Supreme Court denied the appeal on October 9, 1992. Following the dismissal of one of these suits, in December 1991 the plaintiffs filed a supplemental petition seeking to consolidate the remaining cases, along with the plaintiff class certified by the trial court. On April 13, 1993, one of the named defendants, after paying a portion of the clean-up effort, filed a third-party demand against the other defendants under CERCLA for contribution cost incurred by the defendant. As a result, the case has been removed to the United States Court for the Middle District of Louisiana. The plaintiffs have filed a motion to remand the case to the state court, but a hearing date on this motion has not been scheduled.

         The Company has initiated litigation against its insurer for a declaration of coverage of the liability, if any, that may arise in connection with the remediation of the site or the related tort litigation. The court has ruled that the insurer has the duty to defend the Company, but has not yet ruled on whether the carrier has a duty to indemnify the Company against liability.

         Dutchtown Site. In July 1988, Avondale was notified by the U.S. Environmental Protection Agency (the "EPA") that it may be a potentially responsible party with respect to an oil reclamation site operated by an unaffiliated company in Dutchtown, Louisiana. The steering committee established by Avondale and certain other potentially responsible parties is subject to an administrative order issued by the EPA in August 1989 and a consent decree entered by the U.S. District Court for the Middle District of Louisiana in May 1990. These orders provide for, among other things, expedited site remediation, which was largely completed during 1991. To date, the steering committee has paid $6.5 million in remediation expenses and estimates further remediation payments of approximately $1 million.
Based on an allocation made final by vote of the steering committee
Avondale's allocation is 33% of the remediation payments. Avondale has previously contributed all amounts required under the interim allocations other than approximately $460,000 for which Avondale has been invoiced. Avondale's ultimate responsibility for the remediation costs will depend upon several factors, including the results of litigation instituted in June 1990 by the steering committee against several other potentially responsible parties and the availability of recovery from Avondale's insurers. Management believes that the eventual disposition of these matters will not have a material effect on the financial condition or results of operations of the Company.

         Paint Operation Site. In response to federal and state suits filed against Fina Oil and Chemical Company and its affiliate ("Fina") by the owner of a contaminated site located in Harvey, Louisiana, in 1991, Fina filed a third party demand against several other potentially responsible parties, including Avondale. The contaminants consist primarily of by-products associated with a paint manufacturing business located for several decades at the Harvey, Louisiana site. From 1967 through 1976, Avondale owned this paint manufacturing business and leased the site from the owner. In 1976, Avondale sold this business to Fina, which continued to operate the business and lease the site through December 1991. In February 1994, the Company and Fina settled Fina's third party demand wherein Fina agreed to dismiss its claims against Avondale and agreed to defend, indemnify and hold Avondale harmless against all CERCLA liability excluding contamination associated with polychlorinated biphenyls ("PCBs"). However, there is no evidence which supports the existence of PCBs at the site. In exchange, Avondale has agreed to waive its claim for attorney fees and to provide an affidavit from the site's owner that attests that at no time during Avondale's operation of the paint manufacturing business were drums containing toxic wastes buried at the site. Final execution of the settlement should be completed in the first quarter of 1994.

         Other. In addition to the above, the Company is also named as a defendant in numerous other lawsuits and proceedings arising in the ordinary course of business, some of which involve substantial damage claims. While the outcome of these other lawsuits and proceedings against the Company cannot be predicted with certainty, in the opinion of management, after review with counsel, the eventual disposition of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.            Submission of Matters to a Vote of Security Holders.

         At the Company's Annual Meeting held on December 7, 1993, the following matter was submitted to a vote of stockholders:

         (a)       The election of the following to the Company's Board of
                   Directors:

                   Anthony J. Correro, III and Kenneth B. Dupont

         The following directors' terms of office as director continued after the meeting:

         Albert L. Bossier, Jr., Kenneth B. Dupont, William A. Harmeyer, Thomas M. Kitchen and Hugh A. Thompson.


                                      PART II

Item 5.            Market for Registrant's Common Equity and Related
                   Stockholder Matters.

         Since its initial public offering on March 30, 1988, the Company's common stock has traded on The Nasdaq Stock Market ("NASDAQ") under the symbol AVDL. The following table sets forth the range of high and low per share sales prices, as reported by NASDAQ, for the periods indicated.




                                                                     High                       Low
1992
         First Quarter                                              $4 1/8                    $ 1 7/8
         Second Quarter                                             $2 3/4                    $ 1 1/4
         Third Quarter                                              $2                        $   7/8
         Fourth Quarter                                             $2 5/8                    $   7/8
1993
         First Quarter                                              $3 1/8                     $2 1/8
         Second Quarter                                             $4 1/2                     $2 7/16
         Third Quarter                                              $7 5/8                     $4 1/4
         Fourth Quarter                                             $7 3/4                     $6 1/4


         At March 1, 1994, there were 799 holders of record of the Company's common stock.

         No dividends were paid on the Company's common stock in the three years ended December 31, 1993. As discussed in Notes 5 and 6 to the Company's consolidated financial statements, the terms of the Company's proposed revolving credit agreement include certain limitations on cash dividends.


Item 6.            Selected Consolidated Financial Data.


                                                                         Years Ended December 31,
                                                      ______________________________________________________________
                                                      1993           1992          1991           1990          1989
                                                      ____           ____          ____           ____          ____
INCOME STATEMENT DATA:                                             (In thousands, except per share data)
   Net sales . . . . . . . . . . . . . . . . . . .   $471,166      $592,011      $776,725       $752,152      $708,332
   Gross profit (loss) . . . . . . . . . . . . . .     30,880        39,177       (29,211)        27,651        69,572
   Income (loss) from operations . . . . . . . . .          6         7,546      (121,471)        (4,016)       32,095
   Net ESOP contribution . . . . . . . . . . . . .        ---         8,141        24,000         27,000        29,000
   Net income (loss) . . . . . . . . . . . . . . .    ( 8,794)     ( 11,217)     (140,878)       (25,833)        1,772
Income (loss) per share of
   common stock. . . . . . . . . . . . . . . . . .      (0.61)        (0.78)        (9.76)         (1.71)         0.12
Cash dividends per share of
   common stock. . . . . . . . . . . . . . . . . .        ---           ---           ---           0.92          0.92

BALANCE SHEET DATA:
Current assets . . . . . . . . . . . . . . . . . .   $151,597      $177,075      $199,815       $237,831      $229,808
Current liabilities. . . . . . . . . . . . . . . .    127,032       113,917       127,522        154,776       111,002
Total assets . . . . . . . . . . . . . . . . . . .    302,139       346,196       383,670        491,015       476,804
Long-term debt . . . . . . . . . . . . . . . . . .     43,848        90,469       110,009         61,094        55,813
Total liabilities. . . . . . . . . . . . . . . . .    187,784       223,047       257,528        248,156       213,792
Stockholders' equity . . . . . . . . . . . . . . .    114,355       123,149       126,142        242,859       263,012

____________________


(1)      See "Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations" and the Notes to Consolidated
         Financial Statements regarding the following:

   .     Settlement of Requests for Equitable Adjustments in December 1993.

   .     Revisions of estimated costs to complete contracts in 1991.

   .     Revision of carrying value of goodwill in 1991.

(2) During 1990, the Company revised its estimated costs to complete certain contracts which had the effect of decreasing net income for 1990 by approximately $22 million ($1.45 per share).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

Overview

         During 1992, the Company submitted Requests for Equitable
Adjustments ("REAs") to the U.S. Navy with respect to certain of its significant shipbuilding contracts. In December 1993, the Company and the U.S. Navy agreed to settle these REAs for approximately $145 million. The settlement partially compensated the Company for design changes and other factors that had led to significant cost overruns on those contracts that were the subject of the REAs.

         In 1991, the Company had provided for losses with respect to the contracts that were the subject of the REAs, but the amount provided (i) was net of an estimated minimum probable recovery with respect to the REAs and
(ii) assumed the implementation of certain cost saving measures by the Company. At December 31, 1992, the amount recorded by the Company as the estimated minimum probable recovery with respect to the REAs was $91.0 million. Because the Company settled the outstanding REAs for an amount in excess of the $91.0 million recorded, it was able to avoid the implementation of more severe cost reduction measures and was able to grant an across-the-board cost of living wage increase to substantially all of the Company's employees. Although the REA settlement should enable the Company to complete the contracts that were the subject of the REAs without further losses, the allocation of the recovery to individual contracts and the related timing of the recognition of the revenues from the settlement resulted in an adjustment of the contracts' profits and losses and the recognition of an approximate $4.2 million loss during the fourth quarter of 1993. This loss is anticipated to be offset by projected profits on other contracts that were subject to the REAs as the Company completes its performance on these jobs.

         In December 1993, the Company invoiced approximately $90 million of the settlement amount, of which it had received approximately $85 million at March 1, 1994. The balance of the $145 million settlement amount will be billed over the remaining period of performance under the affected contracts. The Company's receipt of the $85 million amount has enabled it to retire the outstanding balances of its revolving credit facilities and the senior notes, totalling approximately $44 million.

         The Company was successful in 1993 in acquiring contract awards which increased the Company's backlog to $1.3 billion ($2.3 billion with unexercised options) at December 31, 1993. These awards included a $232.5 million contract to construct a U.S. Coast Guard Icebreaker scheduled for delivery in 1997, a $257.5 million contract to construct a fourth LSD-CV scheduled for delivery in 1998 and a $262 million contract for the construction of one Strategic Sealift vessel to be delivered in 1997 with options for five additional vessels. The Strategic Sealift vessels are designed to assist in the rapid transportation and deployment of military personnel, equipment and supplies and are comparable to support ships like the auxiliary and amphibious ships that have been constructed previously by the Company. If all options are exercised by the U.S. Navy, the last vessel would be delivered in 2001 and would bring the contract amount for all six ships to more than $1.3 billion. Additionally, the Company received two commercial contracts for riverboat gaming vessels totalling $23 million which are scheduled for delivery in mid-1994. Further, in early 1994 the Company was awarded a third commercial contract to construct a riverboat gaming vessel for $28 million with delivery scheduled for late 1995. The contracts recently added to the backlog are expected to significantly increase net sales beginning in late 1994 and 1995.

         As noted above, the Company was awarded a contract to build up to six Strategic Sealift vessels while another shipyard was also awarded a contract for up to six vessels. Avondale's work on its contract has been progressing since September 1993. In addition, the Company is under consideration for a contract for the construction of up to four vessels that are in response to OPA'90 and has submitted a bid for the construction of four double-hulled forebodies for a contract which is expected to be awarded to a shipbuilder in mid-1994, also in response to OPA'90. The Company has also received expressions of interest from several other ship owners who wish to retro-fit their vessels to comply with the OPA'90 requirements.

         During 1993, the Company delivered the third ship of the seven T-AO Oilers contract, the T-AGS 45 Oceanographic Survey Ship and completed the repair of one U.S. Navy destroyer, the USS Truett. Additionally, Avondale Gulfport Marine, Inc. delivered the final two LCAC vessels relating to contracts to construct 15 such vessels.

Results of Operations

         1993 vs. 1992.  The Company had a net loss for the year ended
December 31, 1993 of $8.8 million, or $.61 per share, compared with a net loss in 1992 of $11.2 million, or $.78 per share. The Company's profitability in 1993 was affected by several factors, primarily the allocation of the recovery to individual contracts and the related timing of the recognition of the revenues associated with the Company's settlement with the U.S. Navy on its Requests for Equitable Adjustment ("REAs") and other charges and writedowns, all of which occurred in the fourth quarter of 1993.

         Net sales for the year ended December 31, 1993 decreased $120.8 million, or 20.4%, from the same period in 1992. The decrease in net sales is consistent with a declining level of activity in the Company's shipbuilding operations, with most of the Company's net sales attributable to shipbuilding contracts with the U.S. Navy to build seven T-AO Oilers (four of which remain to be completed), three Landing Ship Docks - Cargo Variant (LSD-
CV) and four MHC-51 Coastal Minehunters (MHC) (all of which remain to be completed).

         Gross profit for the current year decreased by $8.3 million, or 21%, to $30.9 million compared to $39.2 million in 1992. The decrease in gross profit partially reflects the impact of recording the effects of the settlement with the U.S. Navy on the Company's REAs, such settlement occurring in late December 1993 as discussed in the "Overview". Gross profit was also affected in the fourth quarter of 1993 by the writedowns of assets currently offered for sale and retroactive adjustments of insurance costs.

         Selling, general and administrative ("SG&A") expenses decreased approximately $757,000, or 2.4%, for the year ended December 31, 1993, as compared to 1992. The decrease in SG&A expenses reflects the general decline in activity. The decreases were partially offset by increases in professional and other fees associated with the further amendment of the Company's revolving credit agreements with the Company's banks and the senior notes. Additionally, increases were noted in bids and estimates, travel and selling and product development expenses which reflect the Company's ongoing efforts to secure additional contracts. As noted above, these efforts yielded contracts which, if all options are exercised, would result in sales in excess of $1.8 billion.

         Interest expense decreased by $1.9 million at December 31, 1993 as compared to the same period in 1992. The decrease is due primarily to the reduction in the Company's overall level of debt, which decreased by $28 million at December 31, 1993 as compared to 1992.

         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Implementation of these statements had no material impact on the Company's financial position or results of operations.

         1992 vs. 1991.  The Company had a net loss for the year ended
December 31, 1992 of $11.2 million, or $.78 per share, compared with a net loss in 1991 of $140.9 million, or $9.76 per share. Of the 1992 net loss, $8.1 million was recognized in the first quarter of the year when the remaining balance of the ESOP Note was retired. Additionally, as discussed below, the Company recorded non-recurring charges during the fourth quarter of approximately $4.1 million.

         Net sales for the year ended December 31, 1992 decreased $184.7 million, or 23.8%, from the same period in 1991. The decrease in net sales is consistent with a declining level of activity in the Company's shipbuilding operations, with most of the Company's net sales attributable to shipbuilding contracts with the U.S. Navy to build three Landing Ship Docks - Cargo
Variant (LSD-CV), seven T-AO Oilers (T-AO), four MHC-51 Coastal
Minehunters (MHC) and one T-AGS 45 Oceanographic Survey Ship
(T-AGS). These four contracts, all of which are in advanced stages of completion, constituted a substantial portion of the Company's approximately $678 million backlog at December 31, 1992. The decrease for the year is net of an increase in net sales of $14.6 million contributed by the operations of the Company's subsidiaries Avondale Technical Services, Inc. and Genco Industries, Inc.

         In 1992, the Company was not successful in securing significant new contracts to restore its backlog to the levels maintained in the late 1980s. During the past several years the Company's business has been adversely affected by a significant decline in the annual shipbuilding budgets of the U.S. Navy, with no major new shipbuilding programs having been initiated during the past year.

         One positive development during 1992 was a modification of the Company's contract with the U.S. Navy to build seven T-AOs. This contract modification will increase the overall contract price by approximately $100 million, will require the Company to add double hulls to the final three T-AO vessels to be built under the contract and will extend the contract performance into 1996. In addition, in its 1993 appropriations bill for the Department of Defense, Congress appropriated an additional $613 million for the Sealift Program, thus increasing the total amount of appropriations for that program to $2.5 billion. The Company anticipates that the first contracts for this program will be awarded to one or more shipyards during 1993, with the competition for such contracts expected to be intense.

         During 1992, Avondale Gulfport Marine, Inc. delivered four Landing Craft Air Cushion vessels, leaving the final two vessels under the contract to be delivered in 1993. Also, the Company delivered a floating detention facility, the last Landing Ship Dock (LSD) completing the contract for five ships, the last two of five Auxiliary Oiler conversions (AOJ) and the first two ships of the seven T-AO Oilers contract.

         Gross profit in the current year increased by $68.4 million to $39.2 million compared to a gross loss of $29.2 million in 1991. Although the Company realized a substantial improvement in gross profit in 1992 over 1991, this improvement was principally attributable to significant charges taken by the Company in 1991. Pending any relief from the U.S. Navy on certain
Requests for Equitable Adjustment (REAs) that the Company has filed with respect to its contracts to construct three LSD-CVs and seven T-AOs, the Company is not expected to earn a profit on either of these contracts, which are two of the most significant contracts of the Company. Thus, any operating profits earned by the Company for the foreseeable future will be limited to other shipbuilding contracts and operations of the Company and should continue to be at minimal levels unless and until a satisfactory resolution can be achieved with respect to the REAs or the Company successfully secures additional profitable backlog (see "Overview" above). In the fourth quarter, the Company wrote down the recorded value of a claim in arbitration, assets of the Harvey Quick Repair operation sold in the first quarter of 1993 and real estate currently offered for sale, by a total of approximately $4.1 million.

         Selling, general and administrative expenses (SG&A) decreased approximately $3.1 million, or 8.8% for the year ended December 31, 1992, as compared to 1991. The decrease in SG&A expenses is primarily due to a decrease in bid and estimate expenses, reflecting the slowdown in new ship and boat construction programs and small, across-the-board reductions in other SG&A expenses following the initiation of the Company's cost reduction program. The decrease noted above is partially offset by increased ongoing professional fees, in large part related to the Company's restructuring of its two revolving credit facilities and its senior notes.

          The Company recorded a substantial writedown of goodwill in 1991. No such charges were recorded in 1992.

         Interest expense increased by approximately $1 million, or
approximately 9.5%, as compared to the prior year.   Although overall market
interest rates declined, the interest rates on the Company's two revolving credit facilities and its senior notes increased when these credit facilities were restructured in April of 1992. Additionally, the average outstanding balance of this indebtedness during 1992 exceeded that of the prior year.

         The net ESOP contribution was $8.1 million for the year ended December 31, 1992 compared to $24 million for the same period in 1991.
With the contribution made in the first quarter of 1992, the Company's ESOP retired the remaining balance of the ESOP Note. The Company does not expect to make any ESOP contributions for the foreseeable future, although the Company does expect to accrue expense in future years related to the maintenance of the Company's pension plans.


Liquidity and Capital Resources

         As noted in the "Overview", the December 1993 REA settlement has substantially improved the Company's liquidity. At year-end, the Company had invoiced approximately $90 million of the $145 million settlement amount, and, as of March 1, 1994, had received approximately $85 million of the amount billed. The remaining $55 million will be billed by the Company as work progresses on the contracts that were the subject of the REAs. The cash received by the Company to date has permitted the Company to retire its outstanding senior notes (in the approximate amount of $6 million) and the balance of outstanding loans (approximately $38 million) under its two credit facilities.

         The Company is not permitted to make any additional borrowings under either of its existing credit facilities, which continue to remain in place solely because approximately $13 million of letters of credit previously posted on behalf of the Company under one of the facilities remain outstanding. Although management believes that cash from the Company's operations should be adequate to fund its operations for the foreseeable future, any unforeseen cash requirements would adversely affect liquidity. Accordingly, management believes it prudent to enhance its available liquidity; to that end, in March 1994 the Company executed a Mandate letter with a participant in the existing credit facility which provides for the establishment of a new revolving credit facility. Although the documentation of the new credit facility has not been fully negotiated, it is expected that there will be an overall credit limit of approximately $35 million (including up to $22.5 million of letters of credit), that the credit facility will be secured by a commensurate portion of the Company's assets and that the Company will be subject to customary operating and financial covenants.

         There are two significant contingencies that could require funding in 1994. Funding for both of these contingencies is currently available to the Company under certain agreements between the Company and Ogden
Corporation ("Ogden"), the former corporate parent of the Company, which were entered into at the time of Ogden's sale of the Company's common stock to the Avondale Employee Stock Ownership Plan (the "Spin-Off").
These agreements, one of which was amended in 1993 to extend its term through the end of September 1994 (the Preferred Stock Purchase Agreement
- - "PSPA"), provide liquidity to Avondale by providing for the sale by Avondale to Ogden of preferred stock or subordinated debt in the event that certain contingencies (including the two discussed below) materialize. If Avondale issued preferred stock to Ogden, Ogden would have the right to place three directors (out of a total of seven) on the Company's Board of Directors, with the right to elect an additional two directors (for a majority) after September 30, 1994 if preferred stock dividends were not current on that date. The preferred stock to be issued would have a dividend rate of 12%, would have a liquidation preference of $1,000 per share and would be convertible into Avondale common stock at the rate of $23.33 per share. Management considers the terms of the preferred stock to be onerous to the Company and its stockholders and is thus actively seeking alternative sources of funding.

         The more immediate matter covered by the PSPA relates to $36.25 million of tax-exempt industrial revenue bonds of the Company that were issued in 1983 ("Jo Ann Bonds"), and are secured by a separate guarantee of Ogden and by a letter of credit that expires on June 16, 1994. Under the terms of the Jo Ann documents, the Company was required to advise the trustee for the bondholders no later than March 16, 1994 as to whether the letter of credit would be further extended or replaced. Without the continuation of a letter of credit, the Jo Ann Bonds would become subject to redemption on June 1, 1994 (subject to retention rights of the current holders) by means of a draw against the letter of credit. Ogden is required to reimburse the issuer of the letter of credit for any draws, and, upon such reimbursement, the PSPA requires the Company to issue an equivalent amount of preferred stock or subordinated debt to Ogden. Because of the relatively low levels of market interest rates, and the Company's improved financial condition, the Company has elected to pursue a refinancing, refunding or re-marketing of the Jo Ann Bonds at this time rather than seeking to replace or extend the existing letter of credit for an additional term. At this time, management believes that the most favorable of the available options is to refund the Jo Ann Bonds through a new tax-exempt bond issuance that would not be supported by an Ogden guarantee or other credit enhancement, and the Company is currently actively pursuing this option. In addition to eliminating the possibility that Avondale would have to issue to Ogden preferred stock upon a redemption of the Jo Ann Bonds, the Company may also benefit from an extension of the maturity date of the Bonds and probable reduction in the interest and other carrying costs associated with the Jo Ann Bonds. No assurance can be given that the proposed refunding will be successfully completed, and, in such event, it may be necessary for the Company to remarket the Jo Ann Bonds or to refinance the obligation through another debt or equity offering.

         In addition, pursuant to the PSPA and a related tax sharing agreement, the Company has agreed either to reimburse or to issue preferred stock or subordinated debt to Ogden if Ogden incurs certain tax liabilities associated with the Spin-Off. Management of the Company believes that it is possible that the Internal Revenue Service (the "IRS") could, as early as this year, disallow certain tax positions taken by Ogden with respect to its federal income taxes for certain years when Avondale was an Ogden subsidiary. If the IRS takes such action, and Ogden as a result pays additional federal income taxes, Ogden would have a claim against the Company that could require the Company to issue to Ogden as much as $20 million of preferred stock or subordinated debt. The Company has made a proposal to Ogden to settle all obligations under the PSPA which would include termination of the Ogden guarantee of the Jo Ann Bonds. Such settlement would provide for a reduced cash payment to Ogden and would be contingent on successful refunding of the Jo Ann Bonds or alternative financing plans. Ogden is currently evaluating this offer. In addition to the refunding discussed above, the Company is currently considering a debt or equity offering in the approximate amount of up to $25 - $35 million, the proceeds of which would be used to replenish cash used to pay Ogden with respect to the foregoing settlement proposal, to fund planned capital expenditures and for other corporate purposes.

         Further, in order to generate cash and to permit management to focus on shipbuilding, the Company explored the possible sale of its non-core assets. In March 1993, the Company sold the assets of its Harvey Quick Repair business and approximately $6 million of the net proceeds were applied to the restructured debt. The Company is in the process of marketing its Service Foundry division and several other facilities. Any such sale would only be made for an amount that is not less than management's estimate of the fair value of the assets.



Item 8.            Financial Statements and Supplementary Data.
                   See next consecutive numbered page.

                   INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Avondale Industries, Inc.

We have audited the accompanying consolidated balance sheets of Avondale Industries, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993.
Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avondale Industries, Inc. and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE

New Orleans, Louisiana
March 22, 1994


                                AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
December 31,                                                                              1993                 1992
                                                                                         ______               ______
                                                                                               (In thousands)
ASSETS (Notes 5 and 6)
Current Assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $        3,195       $       7,613
Receivables (Note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            130,052             149,423
Inventories (Note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13,609              14,645
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,741               5,394
                                                                                          _________           _________
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            151,597             177,075
                                                                                          _________           _________
Property, Plant and Equipment:
Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              9,324              11,795
Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .             46,162              49,049
Machinery and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            173,456             179,996
                                                                                          _________           _________
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            228,942             240,840
Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .          (103,400)            ( 97,536)
                                                                                          _________           _________
Property, plant and equipment - net. . . . . . . . . . . . . . . . . . . . . . .            125,542             143,304
                                                                                          _________           _________
Goodwill - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             17,892              18,912
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,108               6,905
                                                                                          _________           _________
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      302,139       $     346,196
                                                                                          =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable to banks (Note 5). . . . . . . . . . . . . . . . . . . . . . . . .     $      38,303        $      24,032
Current maturities of long-term debt (Note 6). . . . . . . . . . . . . . . . . .             6,568                2,106
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            56,797               61,273
Accrued employee compensation. . . . . . . . . . . . . . . . . . . . . . . . . .            12,352               12,600
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,012               13,906
                                                                                         _________            _________
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .           127,032              113,917

Notes payable to banks (Note 5). . . . . . . . . . . . . . . . . . . . . . . . .               107               39,617
Long-term debt (Note 6). . . . . . . . . . . . . . . . . . . . . . . . . . . . .            43,741               50,852
Other liabilities and deferred credits . . . . . . . . . . . . . . . . . . . . .            16,904               18,661
                                                                                         _________            _________
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           187,784              223,047
                                                                                         _________            _________
Commitments and Contingencies (Notes 7 and 11)

STOCKHOLDERS' EQUITY (Note 10):
Common stock, $1.00 par value; authorized - 30,000,000 shares; issued -
   15,927,191 shares in 1993 and 1992. . . . . . . . . . . . . . . . . . . . . .            15,927               15,927
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .           373,911              373,911
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (263,627)            (254,833)
                                                                                         _________            _________
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           126,211              135,005
Treasury stock (1,463,016 shares in 1993 and 1992) at cost . . . . . . . . . . .           (11,856)             (11,856)
                                                                                         _________            _________
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .           114,355              123,149
TOTAL LIABILITIES AND                                                                    _________            _________
   STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     302,139        $     346,196
                                                                                         =========            =========
See Notes to Consolidated Financial Statements.


                                      AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,                                                       1993            1992              1991
(In thousands, except per share data)                                        ________         ______            ______

Net sales (Note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   471,166       $  592,011       $  776,725
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       440,286          552,834          805,936
                                                                              ________         ________         ________
Gross profit (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .        30,880           39,177          (29,211)
Selling, general and administrative expenses . . . . . . . . . . . . . .        30,874           31,631           34,691
Writedown of goodwill (Note 1) . . . . . . . . . . . . . . . . . . . . .                                          57,569
                                                                              ________         ________         ________
Income (loss) from operations. . . . . . . . . . . . . . . . . . . . . .             6            7,546         (121,471)
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .       ( 8,936)         (10,856)          (9,918)
Other - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           136              234              611
                                                                              ________         ________         ________
Loss before ESOP contribution
   and income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,794)        (  3,076)        (130,778)
                                                                              ________         ________         ________
ESOP contribution (Note 9):
   Contribution to ESOP. . . . . . . . . . . . . . . . . . . . . . . . .                          8,286           25,774
   Interest income from ESOP . . . . . . . . . . . . . . . . . . . . . .                         (  145)          (1,774)
                                                                              ________         ________         ________
   Net ESOP contribution . . . . . . . . . . . . . . . . . . . . . . . .         ---              8,141           24,000
                                                                              ________         ________         ________
Loss before income taxes . . . . . . . . . . . . . . . . . . . . . . . .        (8,794)        ( 11,217)        (154,778)
Income taxes (Note 8). . . . . . . . . . . . . . . . . . . . . . . . . .                                          13,900
                                                                              ________         ________         ________
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   ( 8,794)      $ ( 11,217)      $ (140,878)
                                                                              ========         ========         ========
LOSS PER SHARE OF COMMON STOCK (Note 10) . . . . . . . . . . . . . . . .   $      (.61)      $     (.78)      $    (9.76)
                                                                              ========         ========         ========

See Notes to Consolidated Financial Statements.


                                  AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




Years ended December 31, 1991, 1992 and 1993
(In thousands)



                                                          Additional                        Note                        Total
                                               Common       Paid-In      Accumulated     Receivable    Treasury     Stockholders'
                                                Stock       Capital        Deficit        From ESOP      Stock         Equity
                                              ____________________________________________________________________________________
BALANCE, DECEMBER 31, 1990. . . . . . . . .    $15,878      $373,716        $(102,738)     $(32,141)    $(11,856)       $ 242,859
Net loss. . . . . . . . . . . . . . . . . .                                  (140,878)                                   (140,878)
Repayment from ESOP . . . . . . . . . . . .                                                  24,000                        24,000
Other . . . . . . . . . . . . . . . . . . .         28           133                                                          161
                                               ____________________________________________________________________________________
BALANCE, DECEMBER 31, 1991. . . . . . . . .     15,906       373,849         (243,616)      ( 8,141)     (11,856)         126,142
Net loss. . . . . . . . . . . . . . . . . .                                   (11,217)                                    (11,217)
Repayment from ESOP . . . . . . . . . . . .                                                   8,141                         8,141
Other . . . . . . . . . . . . . . . . . . .         21            62                                                           83
                                               ____________________________________________________________________________________
BALANCE, DECEMBER 31, 1992. . . . . . . . .     15,927       373,911         (254,833)                   (11,856)         123,149
Net loss. . . . . . . . . . . . . . . . . .                                  (  8,794)                                   (  8,794)
                                               ____________________________________________________________________________________
BALANCE, DECEMBER 31, 1993. . . . . . . . .    $15,927      $373,911        $(263,627)     $  ---       $(11,856)       $ 114,355
                                               ====================================================================================


See Notes to Consolidated Financial Statements.

                                    AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


          Years ended December 31,                                                1993             1992              1991
            (In thousands)                                                      ________         ________          ________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   ( 8,794)      $ ( 11,217)      $ (140,878)
Adjustments to reconcile net loss to net
   cash provided by (used for) operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . .        11,810           12,318           12,878
     Writedown of goodwill and other assets. . . . . . . . . . . . . . .         2,550              900           57,569
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .                                         (12,600)
     Change in operating assets and liabilities, net of acquisitions and dispositions:
     Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,634           22,256           27,691
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .           189            2,701             (457)
     Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .           653           (2,213)             833
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .       ( 4,476)         (27,756)          (6,730)
     Accrued employee compensation . . . . . . . . . . . . . . . . . . .       (   248)          (2,568)            (606)
     Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       ( 1,452)           2,686            4,421
                                                                               _______          _______          _______
Net cash provided by (used for) operating activities . . . . . . . . . .        16,866          ( 2,893)         (57,879)
                                                                               _______          _______          _______
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,863)          (2,221)          (4,630)
Proceeds from sale of assets . . . . . . . . . . . . . . . . . . . . . .         9,467
Repayment of note receivable . . . . . . . . . . . . . . . . . . . . . .                          2,250            1,125
Payments for businesses acquired . . . . . . . . . . . . . . . . . . . .                                          (2,498)
Proceeds from maturities of investments. . . . . . . . . . . . . . . . .                                           8,596
                                                                               _______          _______          _______
Net cash provided by investing activities. . . . . . . . . . . . . . . .         6,604               29            2,593
                                                                               _______          _______          _______
CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings under revolving credit agreements. . . . . . .                                          32,972
Payment of long-term borrowings. . . . . . . . . . . . . . . . . . . . .       (27,888)         (12,001)          (7,051)
Proceeds from issuance of long-term borrowings . . . . . . . . . . . . .                          6,728            3,000
Repayment of ESOP note receivable. . . . . . . . . . . . . . . . . . . .                          8,141           24,000
                                                                               _______          _______          _______
Net cash provided by (used for) financing activities . . . . . . . . . .       (27,888)           2,868           52,921
NET INCREASE (DECREASE) IN CASH AND CASH                                       _______          _______          _______
 EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,418)               4          ( 2,365)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR . . . . . . . . . . . . . . . . . . . . . . . . . .         7,613            7,609            9,974
CASH AND CASH EQUIVALENTS AT                                                   _______          _______          _______
   END OF YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     3,195       $    7,613       $    7,609
                                                                               =======          =======          =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     8,659       $   10,481       $    9,437
                                                                               =======          =======          =======
See Notes to Consolidated Financial Statements.


1.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Avondale Industries, Inc. and its wholly-owned subsidiaries ("Avondale" or the "Company") which are primarily engaged in marine construction and repair. All significant intercompany transactions have been eliminated.

Revenue Recognition

Profits on long-term contracts are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where contract performance is sufficient to estimate final results with reasonable accuracy. Estimates of the percentage of completion are based on direct labor charges. Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts requiring the revisions become known. Amounts in excess of agreed upon contract price for customer caused delays, disruptions, unapproved change orders or other causes of additional contract costs are recognized in contract value if it is probable that the claim for such amounts will result in additional revenue and the amount can be reasonably estimated (see Note 3). Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined.

During 1991, the Company revised its estimated costs to complete certain contracts which had the effect of decreasing net income for 1991 by approximately $69.0 million ($4.78 per share).

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value Disclosures

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires the disclosure of the fair value of all significant financial instruments. The estimated fair value amounts have been developed by the Company based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, such estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After such analysis, management believes that the carrying value of the Company's significant financial instruments approximates fair value.

Inventories

Inventories are recorded principally at the lower of cost (average or first-in, first-out) or market.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is computed in the financial statements on the straight-line method based on estimates of useful lives as follows:

          Type                                                       Period

          Machinery and equipment . . . . . . . . . . . . . .     3-20 years
          Buildings and improvements. . . . . . . . . . . . .    15-40 years

Accelerated depreciation methods are generally used for income tax purposes. Maintenance and repairs are charged directly to expense as incurred. Additions, improvements and major renewals are capitalized.

Goodwill

Goodwill represents the excess of the purchase price over the underlying fair value of the net assets of acquired businesses and is being amortized on a straight-line basis over its estimated useful life.

Management evaluates the continuing value and future benefits of goodwill, including the appropriateness of related amortization periods, on a current basis. During 1991, as a consequence of substantial operating losses incurred, uncertainties related to future levels of defense spending, and other factors, management revised its estimate of the continuing value and future benefits of goodwill and determined that the value of this intangible asset was impaired. Accordingly, a charge to operations of $57.6 million ($3.99 per share) was recorded to reduce the carrying value of goodwill to its estimated value at December 31, 1991. Concurrent with this evaluation, management reduced the estimated useful life of remaining goodwill from forty to twenty years. No further reductions in goodwill were made in 1993 and 1992.

Accumulated amortization at December 31, 1993 and 1992 amounted to $72.2 million and $71.2 million, respectively.

Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income taxes are provided in the financial statements, where necessary, to account for the tax effect of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. The temporary differences result principally from the use of different methods of accounting for depreciation, long-term contracts and certain employee benefits.

Postretirement Benefits

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). SFAS 106 requires the current recognition and accrual of the costs of postretirement benefits (such as life insurance and health care benefits) during the years an employee provides services. Implementation of SFAS 106 had no material impact on the Company's financial position or results of operations.


2.  REA Settlement

During 1992, the Company submitted Requests for Equitable Adjustments ("REAs") to the U.S. Navy with respect to certain of its significant shipbuilding contracts. In December 1993, the Company and the U.S. Navy agreed to settle these REAs for approximately $145 million. The settlement partially compensated the Company for design changes and other factors that had led to significant cost overruns on those contracts that were the subject of the REAs.

In 1991, the Company had provided for losses with respect to the contracts that were the subject of the REAs, but the amount provided (i) was net of an estimated minimum probable recovery with respect to the REAs and (ii) assumed the implementation of certain cost saving measures by the Company.
At December 31, 1992, the amount recorded by the Company as the estimated minimum probable recovery with respect to the REAs was $91 million. Because the Company settled the outstanding REAs for an amount in excess of the $91 million recorded, it was able to avoid the implementation of more severe cost reduction measures and was able to grant an across-the-board cost of living wage increase to substantially all of the Company's employees.

In December 1993, the Company invoiced approximately $90 million of the settlement amount, of which it had received approximately $85 million at March 1, 1994. The balance will be billed over the remaining period of performance under the affected contracts. The Company's receipt of this cash has enabled it to retire the outstanding balances of its revolving credit facilities and the senior notes totalling approximately $44 million at December 31, 1993 (see Notes 5 and 6).

The following unaudited pro forma information presents the effects of these events as if they had occurred on December 31, 1993 (in thousands):


                                                            Pro Forma Condensed Balance Sheet
                                                                    December 31, 1993
                                               __________________________________________________________________
                                                  As                   Pro forma         Pro forma
                                                Reported              Adjustments             Balances
                                                                      ...............unaudited...................
                                               __________________________________________________________________
   Assets:
   Cash and cash equivalents . . . . . . .            $  3,195             $ 41,006                $ 44,201
   Receivables . . . . . . . . . . . . . .             130,052              (85,000)                 45,052
   All other assets. . . . . . . . . . . .             168,892                                      168,892
                                                      ________             ________                ________
   Total . . . . . . . . . . . . . . . . .            $302,139             $(43,994)               $258,145
                                                      ========             ========                ========
   Liabilities and Stockholders' Equity:
   Notes payable to banks and
     long-term debt. . . . . . . . . . . .            $ 88,719             $(43,994)               $ 44,725
   All other liabilities . . . . . . . . .              99,065                                       99,065
   Stockholders' equity. . . . . . . . . .             114,355                                      114,355
                                                      ________             ________                ________
   Total . . . . . . . . . . . . . . . . .            $302,139             $(43,994)               $258,145
                                                      ========             ========                ========


3.  Receivables

Receivables consisted of the following at December 31, 1993 and 1992 (in thousands):



                                                                                    1993                   1992
                                                                                   ______                 ______
Long-term contracts:
      U.S. Government:
          Amounts billed . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    90,867            $    10,260
          Unbilled costs, including retentions, and
            estimated profits on contracts in progress . . . . . . . . . . . . .         16,813                111,882
                                                                                       ________               ________
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        107,680                122,142

      Commercial:
          Amounts billed . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,820                 11,431
          Unbilled costs, including retentions, and
            estimated profits on contracts in progress . . . . . . . . . . . . .         10,219                 12,278
                                                                                       ________                _______
          Total from long-term contracts . . . . . . . . . . . . . . . . . . . .        126,719                145,851
Trade and other current receivables. . . . . . . . . . . . . . . . . . . . . . .          3,333                  3,572
                                                                                       ________                _______
Total      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   130,052             $  149,423
                                                                                       ========                =======

Unbilled costs, including retentions, and estimated profits on contracts in progress were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated profits, approximately $15 million is expected to be collected in 1994 with the balance to be collected in subsequent years as contract deliveries are made and warranty periods expire. Portions of claims and other amounts subject to future negotiations approximating $91 million were included in receivables at December 31, 1992. Net sales to the United States Government in 1993, 1992 and 1991 account for approximately 79%, 84% and 82% of the net sales, respectively.

Costs and estimated profits (losses) on contracts in progress at December 31, 1993 and 1992 were as follows (in thousands):

                                                                                     1993                   1992
                                                                                    ______                 ______
Costs incurred on contracts in progress. . . . . . . . . . . . . . . . . . . .   $    4,749,649             $4,432,670
Estimated profits recognized . . . . . . . . . . . . . . . . . . . . . . . . .           96,392                110,329
Reserve for anticipated contract losses. . . . . . . . . . . . . . . . . . . .          (39,000)               (49,100)
                                                                                     __________              _________
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,807,041              4,493,899
Less billings to date. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,793,668)            (4,375,187)
                                                                                     __________              _________
Net value of contracts in progress . . . . . . . . . . . . . . . . . . . . . .   $       13,373             $  118,712
                                                                                     ==========              =========
Net value of contracts in progress was comprised of the following amounts:

                                                                                        1993                   1992
                                                                                      ________               ________
Unbilled costs and estimated
      profits on contracts in progress
      (included in receivables). . . . . . . . . . . . . . . . . . . . . . . . .    $    27,032            $   124,160
Billings in excess of costs and estimated
      profits on contracts in progress (included
      in accounts payable) . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13,659)                (5,448)
                                                                                     __________             __________
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    13,373            $   118,712
                                                                                     ==========             ==========

The reserve for anticipated contract losses of $39.0 million and $49.1 million included in the net value of contracts in progress at December 31, 1993 and 1992, respectively, is related to certain U.S. Navy contracts which are presently scheduled for delivery at varying dates into 1996. The reserve was established when, as a result of revised estimates based on representative experience, it was evident that losses would be incurred on these contracts.

4.  Inventories

Inventories consisted of the following at December 31, 1993 and 1992 (in thousands):


                                                                         1993                  1992
                                                                        ______                ______

Goods held for sale . . . . . . . . . . . . . . . . . . . . . . . .    $  4,604              $  3,688
Materials and supplies. . . . . . . . . . . . . . . . . . . . . . .       9,005                10,957
                                                                        _______               _______
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 13,609              $ 14,645
                                                                        =======               =======

5.  Notes Payable to Banks

Notes payable to banks consisted of the following at December 31, 1993 and 1992 (in thousands):

                                                                                    1993                 1992
                                                                                   ______               ______
Revolving credit agreement with various financial
   institutions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 29,909            $ 51,109
Revolving bank credit agreement. . . . . . . . . . . . . . . . . . . . . . .         8,378              12,394
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           123                 146
                                                                                   _______             _______
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38,410              63,649
Less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . .       (38,303)            (24,032)
                                                                                   _______             _______
Notes payable to banks, noncurrent . . . . . . . . . . . . . . . . . . . . .     $     107            $ 39,617
                                                                                   =======             =======

As discussed in Note 2 and as required by both revolving credit agreements, cash receipts from the settlement of the REAs were used to retire the outstanding balances of these credit agreements during January 1994.

The terms of both revolving credit agreements required specified reductions in the outstanding balances during 1993 and 1992 with the remaining unpaid balances due April 1, 1994 and provided for interest at fluctuating annual rates based on base rates as defined. The interest rate at December 31, 1993 and 1992 was 7.5%. Both revolving credit agreements as well as the senior notes (see Note 6) were secured by substantially all of the Company's otherwise unencumbered assets and, among other things, (1) required the Company to meet certain financial covenants (relating to net worth, working capital, and the net increase (decrease) in cash and cash equivalents), (2) limited the level of annual capital expenditures and long-term lease obligations, (3) generally prohibited the incurrence of new indebtedness and the payment of dividends, (4) required compliance with all terms and conditions of certain agreements with the U.S. Navy to provide interim relief and (5) required the Company to comply with all terms and conditions of all other debt agreements. One revolving credit agreement was extended for one year in order to maintain the letters of credit outstanding under the agreement.

During March 1994 the Company accepted a proposal from a financial institution to provide a $35 million two year Senior Revolving Credit Facility (with a $22.5 million sub-limit available for the issuance of letters of credit). The proposal is subject to the satisfactory completion of the lenders' regular credit due diligence and approval process and the execution of a definitive agreement and closing documents. The credit facility will be secured by a commensurate portion of the Company's assets and will subject the Company to customary operating and financial covenants, including certain limitations relating to the payment of cash dividends.

6.  Long-term Debt

Long-term debt consisted of the following at December 31, 1993 and 1992 (in thousands):

                                                                                        1993                1992
                                                                                       ______              ______
Industrial revenue bonds, Series 1983, interest at 8.25%, due
    June 2001 subject to optional redemption by bondholders
    effective June 1993, secured by continuing guarantee
    of Ogden Management Corporation  and
    irrevocable letter of credit (see Note 11) . . . . . . . . . . . . . . . . . . .   $       36,250     $       36,250
Mortgage bonds, interest at 9.3%, payable
  in semi-annual principal installments to 2000. . . . . . . . . . . . . . . . . . .            5,432              6,208
Senior notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,707              7,500
General obligation industrial bonds, interest at 7%,
  payable in annual installments from 1993 to 2011 . . . . . . . . . . . . . . . . .            2,920              3,000
                                                                                              _______           ________
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           50,309             52,958
Less current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . .           (6,568)            (2,106)
                                                                                              _______           ________
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       43,741     $       50,852
                                                                                              =======           ========

The mortgage bonds are guaranteed by the United States Government under Title XI of the Merchant Marine Act, 1936, as amended, and include provisions that limit the payment of dividends by the Company if (i) the Company's working capital is less than one dollar, (ii) the Company's long-term debt exceeds 200% of its net worth or (iii) the Company's net worth is less than $75 million. Property, plant and equipment having a net book value of approximately $14.3 million at December 31, 1993 has been pledged as collateral for the mortgage bonds.

As discussed in Note 2 and as required by the terms of the related agreements, cash receipts from the settlement of the REAs were used to retire the outstanding balances of the senior notes during January 1994.

The terms of the senior notes, which bear interest at the annual rate of 10.79% (except for the year ended December 31, 1993 when the rate was 11.29%), required principal repayments of $2 million on May 1, 1994 and 1995, with the remaining unpaid balance due on May 1, 1996. The senior note agreements also required the Company to comply with certain financial covenants related to working capital, tangible net worth and funded debt, and contained restrictions, limitations and security similar to the revolving credit agreements discussed in Note 5.

Annual maturities of long-term debt for each of the next five years and in total thereafter follow (in thousands):

                          1994. . . . . . . . . . . . . . . . .       $ 6,568
                          1995. . . . . . . . . . . . . . . . .           866
                          1996. . . . . . . . . . . . . . . . .           876
                          1997. . . . . . . . . . . . . . . . .           881
                          1998. . . . . . . . . . . . . . . . .           891
                          Thereafter. . . . . . . . . . . . . .        40,227
                                                                       ______
                          Total . . . . . . . . . . . . . . . .       $50,309
                                                                       ======
7.  Leases

The Company leases equipment and real property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Certain of the leases provide for renewal privileges with escalation of the lease payments based on changes in selected economic indices.

Rental expense for operating leases was $5.3 million, $7.3 million and $8.7 million in 1993, 1992 and 1991, respectively.

Minimum rental commitments under leases having an initial or remaining noncancelable term in excess of twelve months follow (in thousands):


                          1994. . . . . . . . . . . . . . . . .        $2,338
                          1995. . . . . . . . . . . . . . . . .         1,271
                          1996. . . . . . . . . . . . . . . . .           980
                          1997. . . . . . . . . . . . . . . . .           430
                          1998. . . . . . . . . . . . . . . . .           298
                          Thereafter. . . . . . . . . . . . . .            88
                                                                        _____
                          Total . . . . . . . . . . . . . . . .        $5,405
                                                                        =====
8.  Income Taxes

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The statement requires the use of the asset and liability approach for financial accounting and reporting for income taxes. Financial statements for prior years have not been restated and the cumulative effect of the accounting change was not material.

The provision (benefit) for income taxes, which consists principally of deferred income taxes, varied from the Federal statutory income tax rate due to the following (dollars in thousands):



                                                                    YEARS ENDED DECEMBER 31,
                                               ______________________________________________________________________
                                                      1993                       1992                       1991
                                                 _______________            ______________            _____________
                                                Amount         %           Amount        %           Amount       %
                                                ______        ___          ______       ___          ______      ___
Taxes at Federal statutory rate. . . . . .    $   (3,078)    (35)        $   (3,814)     (34)      $(52,624)     (34)
Amortization of goodwill
   not deductible. . . . . . . . . . . . .           357       4                347        3         20,339       13
Net operating loss and tax credit
   carryforwards not utilized. . . . . . .         2,595      30              3,579       32         20,752       13
Other. . . . . . . . . . . . . . . . . . .           126       1             (  112)      (1)        (2,367)      (1)
                                                  ______     ___            _______      ___        _______      ___

Total. . . . . . . . . . . . . . . . . . .    $     ---      ---         $      ---      ---       $(13,900)      (9)
                                                  ======     ===            =======      ===        =======      ===


At December 31, 1993 the Company has available for Federal income tax purposes net operating loss carryforwards and tax credit carryforwards of $115 million and $5 million, respectively, expiring in years 2000 through 2008.

Deferred income taxes represent the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability at December 31, 1993 and 1992 are as follows (in thousands):



                                                                                         1993                     1992
                                                                                        ______                   ______
      Deferred Tax Liabilities:
      Differences between book
        and tax basis of property, plant and equipment . . . . . . . . . . . .          $30,890                  $32,952
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,544                    1,047
                                                                                        _______                  _______
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $33,434                  $33,999
                                                                                        _______                  _______
      Deferred Tax Assets:
      Reserves not currently deductible. . . . . . . . . . . . . . . . . . . .            9,515                    4,167
      Long-term contracts. . . . . . . . . . . . . . . . . . . . . . . . . . .            2,053                    2,500
      Other temporary differences. . . . . . . . . . . . . . . . . . . . . . .            2,578                    1,379
      Operating loss carryforwards . . . . . . . . . . . . . . . . . . . . . .           40,250                   46,959
      Tax credit carryforwards . . . . . . . . . . . . . . . . . . . . . . . .            4,806                    4,292
                                                                                        _______                  _______
                                                                                         59,202                   59,297
      Valuation allowance. . . . . . . . . . . . . . . . . . . . . . . . . . .          (25,768)                 (25,298)
                                                                                        _______                  _______
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           33,434                   33,999
                                                                                        _______                  _______
      Net deferred tax liability . . . . . . . . . . . . . . . . . . . . . . .        $   --                   $   --
                                                                                        =======                  =======


9.  Retirement Plans

During 1985, the Avondale Industries, Inc., Employee Stock Ownership Plan (the "ESOP") purchased the common stock of the Company from its former corporate parent (the "Spin-Off") for $282 million in cash, $190 million of which was borrowed from the Company (the "ESOP Loan"). The ESOP
Loan, which was collateralized by common stock of the Company held by the ESOP, was paid in full during January 1992.

Annuities were purchased covering the majority of employees for all pension benefits accrued at the date of the Spin-Off. These employees are participants in the ESOP, which became effective on the date of the Spin-Off.

ESOP

The ESOP is a qualified, defined contribution plan designed primarily to invest in equity securities of the Company and is specifically authorized to leverage its acquisition of these securities. The ESOP is intended to cover all employees of the Company upon completion of one year of service, except certain employees who are covered by collective bargaining agreements, unless, by the terms of such agreements, the employees are to participate in the ESOP.

The ESOP owned approximately 7,587,000 shares of the Company's common stock at December 31, 1993 and 1992, respectively. The ESOP Loan was repaid with the funds derived from contributions made by the Company, determined at the discretion of management, to the ESOP for the benefit of its eligible employees and for which the Company received a Federal income tax deduction. The shares of common stock acquired by the ESOP with the ESOP Loan were held in a suspense account, and each year, as the ESOP made payments on the ESOP Loan, a proportional number of shares were released from the suspense account and prorated among the individual accounts maintained for ESOP participants based on their compensation.

Pension Plan

The Company also sponsors a defined benefit pension plan, which is coordinated with the benefits payable to participating employees in the ESOP.
 At retirement, a person's benefit is based upon the greater of (i) the market value of the shares of common stock, allocated to his ESOP account or (ii) the benefit calculated under the pension plan formula. The pension plan formula benefits are based on a defined dollar amount times a fraction related to a participant's credited service.

The net periodic pension cost for the years ended December 31, 1993, 1992 and 1991 included the following components (in thousands):

                                                                                       1993          1992         1991
                                                                                      ______        ______       ______

Service costs of the current period. . . . . . . . . . . . . . . . . . . . . .   $     3,700    $    2,600     $    700
Interest cost on the projected benefit obligation. . . . . . . . . . . . . . .         4,400         3,600        3,300
Actual return on plan assets . . . . . . . . . . . . . . . . . . . . . . . . .        (7,000)       (5,000)      (2,400)
Net amortization of transition liability and
   deferred investment gain (loss) . . . . . . . . . . . . . . . . . . . . . .         5,000         2,900       (  200)
                                                                                      ______       _______      _______
Net periodic pension cost  . . . . . . . . . . . . . . . . . . . . . . . . . .   $     6,100    $    4,100     $  1,400
                                                                                      ======       =======      =======

The following table sets forth the pension plan's estimated funded status as of December 31, 1993 and 1992 (in thousands):

                                                                                      1993          1992
                                                                                     ______        _______
Projected benefit obligation:
   Vested benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    43,000    $   37,700
   Nonvested benefits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           700           700
                                                                                     _______       _______
   Accumulated benefit obligation. . . . . . . . . . . . . . . . . . . . . . .        43,700        38,400
   Effect of projected future compensation levels. . . . . . . . . . . . . . .         5,100         3,600
                                                                                     _______       _______
Projected benefit obligation . . . . . . . . . . . . . . . . . . . . . . . . .        48,800        42,000
Plan assets at market value. . . . . . . . . . . . . . . . . . . . . . . . . .        45,700        41,100
                                                                                     _______       _______
Plan assets less than projected benefit obligation . . . . . . . . . . . . . .        (3,100)       (  900)
Unrecognized net transition obligation . . . . . . . . . . . . . . . . . . . .           200           200
Unrecognized prior service costs . . . . . . . . . . . . . . . . . . . . . . .        (3,000)       (3,400)
Unrecognized net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,200         8,400
                                                                                     _______       _______
Prepaid pension costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     4,300    $    4,300
                                                                                     =======       =======

The Company's funding policy is to contribute each year an amount equal to the minimum required contribution under the Employee Retirement Income Security Act of 1974. However, the contribution for any year will not be greater than the maximum tax deductible contribution. Plan assets consist primarily of United States Government and Agency securities, corporate bonds and notes, corporate stocks, and an unallocated insurance contract. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% for 1993 and 9% for 1992. The rate of increase in future compensation levels used was 1% for 1993 and 1992 and 3.5% thereafter. The expected long-term rate of return on the assets was 9% for 1993 and 9.5% for 1992.

10.  Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $1.00 par value, none of which was outstanding at December 31, 1993 and 1992.

Income (Loss) Per Share

The weighted average number of shares used in the computation of loss per share was 14,464,000, 14,462,000 and 14,431,000 for the years ended
December 31, 1993, 1992 and 1991, respectively. The assumed exercise of stock options would not result in dilution in any of such periods.

Performance Share Plan

The Company's Performance Share Plan provides for the award of shares of common stock to senior executives of the Company, as designated by a committee of the Board of Directors, which are earned upon the attainment of specified performance objectives. Pursuant to the plan, 1,500,000 shares of common stock were originally reserved for award of which 320,000 shares were available for award at December 31, 1993, 1992 and 1991. Transactions relating to the plan during 1993, 1992 and 1991 were not material.

The plan provides for a cash distribution in an amount equal to the Participant's income tax liability resulting from the settlement of an award. To the extent that a Participant receives cash in lieu of common stock as payment of an award, options may be granted to the participant to purchase an equivalent number of such shares. At December 31, 1993, 1992 and 1991, stock options to purchase 303,159 shares at prices of $3.875 to $19.00 per share were exercisable, the majority of which contain a stock appreciation right feature and expire on various dates to February 2002.

Stock Appreciation Plan

The Company maintains a Stock Appreciation Plan for key management employees which contains a stock appreciation right feature. There are 500,000 shares of common stock of the Company reserved for award under the plan. Transactions of the Stock Appreciation Plan during 1993, 1992 and 1991 were as follows:

                                                                                      Number of Shares
                                                                      ______________________________________________

                                                                        1993                1992             1991
                                                                       ______              ______           _______
Outstanding, January 1 . . . . . . . . . . . . . . . . . . . .         60,000              152,000          162,000

Canceled . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,000)             (92,000)         (10,000)
                                                                       ______               ______           ______

Outstanding, December 31 . . . . . . . . . . . . . . . . . . .         50,000               60,000          152,000
                                                                       ======               ======          =======

Exercisable at end of year . . . . . . . . . . . . . . . . . .          2,000                6,000           40,000
                                                                       ======               ======          =======
Available for grant at end of year . . . . . . . . . . . . . .        387,000              377,000          285,000
                                                                      =======              =======          =======

Options were outstanding at prices ranging from $11.25 to $18.375 per share at December 31, 1993 and 1992, and $10.00 and $18.375 per share at December 31, 1991. Under the terms of the plan, options expire on various dates through March 31, 1995.

11.  Commitments and Contingencies

Litigation

In January 1986, the Louisiana Department of Environmental Quality advised the Company that it may be a responsible party with respect to an oil reclamation site operated by an unaffiliated company. The Company supplied a substantial portion of the waste oil that was processed at the reclamation site during the period 1978 through 1982. Potential liability, if any, for clean-up of this site typically would be apportioned among the responsible parties based on the volume of material sent by each to the waste site. The Company and certain of the other potentially responsible parties for the site have entered into a preliminary agreement to fund the site's remediation. Pursuant to that agreement, the Company has agreed to contribute up to $3.5 million to the total clean-up costs which are expected to approximate $15 million in the aggregate. At December 31, 1993, the Company has contributed $2.6 of the $3.5 million. Following completion of the remediation, a final determination will be made as to the proper allocation of the remediation responsibility among the various parties. The Company's share of the clean-up costs could be lower, or higher, than the $3.5 million that it will have contributed, but the Company does not expect its liability to vary materially from this amount. Additionally, since July 1986, a number of toxic tort suits have been filed seeking substantial damages against the Company and numerous other defendants alleging various claims in connection with this oil reclamation site.

The Company has initiated litigation against its insurer for a declaration of coverage of the liability, if any, that may arise in connection with the remediation of the site or the related tort litigation referred to in the preceding paragraph. The court has ruled that the insurer has the duty to defend the Company, but has not yet ruled on whether the carrier has a duty to indemnify the Company if any liability is ultimately assessed against it.

In addition to the above, the Company is also named as a defendant in numerous other lawsuits and proceedings arising in the ordinary course of business, some of which involve substantial damage claims. While the outcome of these other lawsuits and proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition or results of operations of the Company.

The Company has established accruals for certain of the litigation discussed above, and in the opinion of management, after review with counsel, the eventual disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

Ogden

Under the terms of certain agreements entered into between its former corporate parent, Ogden Corporation ("Ogden"), and the Company, the Company may be required to issue preferred stock or subordinated debt to Ogden upon the occurrence of specified events, such as judgments or settlements in certain significant litigation or tax matters against the Company or Ogden. The Company may be required to issue approximately $25 million of preferred stock or subordinated debt related to these agreements. The issuance, to the extent required, of substantially all of this preferred stock or subordinated debt would be accounted for as an adjustment to the purchase price incurred in connection with the Spin-Off from Ogden, which adjustment would ordinarily result in a concurrent increase to the Company's goodwill.
The Company will have to assess the appropriate carrying value of any goodwill recorded and, to the extent it is determined that all or any portion of such goodwill is impaired, there would be a charge to operations. The Company is not required to issue preferred stock or subordinated debt to Ogden if it satisfies any such obligation without seeking reimbursement from Ogden or reimburses Ogden for any payment made by it. Additionally, should Ogden pay any amounts on behalf of the Company in its capacity as guarantor of the Company's industrial revenue bonds (see Note 6), or certain workers' compensation obligations, the Company may be required to issue additional shares of preferred stock or subordinated debt to Ogden equal to the amount of such payments. The Company has made a proposal to Ogden to settle all obligations under these agreements which would include the termination of the Ogden guarantee of the bonds. Such settlement would provide for a reduced cash payment to Ogden and would be contingent on successful refunding of the bonds.

Letters of Credit

In the normal course of its business activities, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts, the Company may be required to provide letters of credit which may be drawn down in the event of the Company's failure to perform under the contracts. At December 31, 1993, outstanding letters of credit relating to these business activities amounted to approximately $13 million.


12.  Quarterly Results (Unaudited)

Consolidated operating results for the four quarters of 1993 and 1992 were as follows (in thousands, except per share data):



                                                1993                                                   1992
                            ____________________________________________          ____________________________________________
                                                                    <FN1>                                                <FN2>
                           First       Second         Third        Fourth        First        Second         Third       Fourth
                          Quarter      Quarter       Quarter       Quarter      Quarter       Quarter       Quarter      Quarter
                          _______      _______       _______       _______      _______       _______       _______      _______

Net Sales . . . . . .   $  139,353   $   122,453   $  102,910    $  106,450   $   175,566   $  152,321    $  138,981   $   125,143

Gross Profit  . . . .       10,186        10,778        8,643         1,273         9,936       10,729        10,334         8,178

Income (Loss)
  from Operations . .        2,760         2,732        2,452        (7,938)        1,960        2,992         2,912       (   318)

Net ESOP Contribution .                                                             8,141

Net Income (Loss) . .          348           399          419        (9,960)       (8,645)         308           280      (  3,160)

Net Income (Loss)
  per Share . . . . .   $     0.02   $      0.03   $     0.03    $    (0.69)  $     (0.60)   $    0.02     $    0.02    $     (0.22)



<FN1>    During the fourth quarter of 1993, the Company recorded the effects related to the settlement of the REAs which decreased net income by $4.2 million ($.29 per share). Additionally, the Company recorded $6.3 million ($.44 per share) of charges in the fourth quarter of 1993. Such charges consisted primarily of writedowns of assets currently offered for sale and retroactive adjustments of insurance costs.

<FN2>    During the fourth quarter of 1992, the Company wrote down the value of a claim in arbitration, assets of the Harvey Quick Repair operation sold in the first quarter of 1993 and real estate currently offered for sale, by a total of approximately $4.1 million ($.28 per share).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                     PART III

Item 10.          Directors and Executive Officers of the Registrant.

         Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of stockholders and is incorporated herein by reference.

Item 11.          Executive Compensation.

         Information concerning the executive compensation called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of stockholders and is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

         Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of stockholders and is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions.

         Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1994 Annual Meeting of stockholders and is incorporated herein by reference.


                                       PART IV

          Item 14.  Exhibits,  Financial Statement Schedules and Reports on
                    Form 8-K

               (a)(1)Financial Statements

                    Independent Auditors' Report.

                    Consolidated Balance Sheets as of December 31, 1993 and
                    1992.

                    Consolidated Statements of Operations for the years ended December 31, 1993, 1992 and 1991.

                    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991.

                    Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991.

                    Notes to Consolidated Financial Statements.

               (a)(2)Financial Statement Schedules

                    Schedule V Property, Plant and Equipment

                    Schedule VI Accumulated Depreciation of Property, Plant and Equipment

                    Schedule IX Short-term Borrowings

                    Schedule X Supplemental Income Statement Information

               (a)(3)Exhibits

                  3.1 Articles of Incorporation of the Company (filed with the Commission on August 16, 1993 as exhibit
                         99.1 to the Company's Quarterly Report on Form 10-Q (Commission File Number 0-16572) and incorporated herein by reference).

                  3.2    By-laws of the Company.

                  4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and By-laws defining the rights of holders of Common Stock.

                  4.2    Specimen of Common Stock Certificate.*

                  4.3    Agreement dated March 18, 1993, by and between the
                         Company   and  Ogden  Corporation   (See   Exhibit
                         10.5(a)).

                  4.4    Instruments Relating to Title XI Vessel Financing

                         (a) Trust Indenture dated October 21, 1975, by and between the Company and Manufacturers Hanover Trust Company, as Indenture Trustee, relating to $19,012,000 of United States Government Guaranteed Ship Financing Bonds, as amended by an Assumption Agreement and Supplemental Indenture dated September 16, 1985 (each filed with the Commission on February 16, 1988 as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference) and a Master Assumption Agreement, Supplemental Indenture No. 2 and Amendment to Title XI Finance Agreements dated March 13, 1991 (the "Master Assumption Agreement").

                         (b) Title XI Reserve Fund and Financial Agreement dated October 21, 1975, by and between the Company and the United States of America, as amended by Amendments Nos. 1 and 2 (each filed with the Commission on February 16, 1988 as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference) and by the Master Assumption Agreement (filed as Exhibit 4.4(a) hereto).

                         (c) Form of 8.80% Sinking Fund Bond, Series A (included in the portion of Exhibit 4.4(a) incorporated herein by reference).

                         (d) Form of 9.30% Sinking Fund Bond, Series B (included in the portion of Exhibit 4.4(a) incorporated herein by reference).

                  4.5 Instruments Relating to the Company's $71 Million Line of Credit

                         (a) Amended and Restated Revolving Credit Agreement dated as of April 16, 1992, by and among the Company, various financial institutions signatory thereto (the "Banks") and Canadian Imperial Bank of Commerce, New York Agency, as the Agent for the Banks (the "Agent") (filed with the Commission as
                              Exhibit 4.5(a) to the Company's amended Annual Report on Form 10-K for the year ended December 31, 1991 (Commission File No. 0-16572) and incorporated herein by reference).

                         (b) Form of First Amendment to Amended and Restated Revolving Credit Agreement by and among the Company, the Banks and the Agent.**

                         (c) Collateral Agency and Intercreditor Agreement dated as of April 16, 1992, by and among, among others, the Company, the Banks and the Agent (filed with the Commission as Exhibit 4.5(b) to the Company's amended Annual Report on Form 10-K for the year ended December 31, 1991 (Commission File No. 0-16572) and incorporated herein by reference).

                         (d) Amendment No. 1 to Collateral Agency and Intercreditor Agreement, dated as of September 14, 1992, by and among, among others, the Company, the Banks and the Agent.

                         (e) Form of Amendment No. 2 to Collateral Agency and Intercreditor Agreement, by and among, among others, the Company, the Banks and the Agent.**

                         (f) Second Amendment to Amended and Restated Revolving Credit Agreement by and among the Company, the Banks and the Agent.

                         (g)  Third  Amendment   to  Amended  and  Restated
                              Revolving Credit Agreement by and among the Company, the Bank and the Agent.

                  4.6 Instruments Relating to AEI's and the Company's Obligations Arising in Connection with the Issuance of General Obligation Bonds by Harrison County, Mississippi

                         (a) Loan Agreement dated April 1, 1991 between Harrison County, Mississippi and AEI, pursuant to which AEI is obligated to repay $3 million in order to fund the County's bond payment obligations.*

                         (b)  Guaranty  Agreement   dated   April  1,  1991
                              between   the   Company,   Harrison   County,
                              Mississippi and the State of Mississippi.*

                  4.7    Instruments   Relating  to  the  Company's  $36.25
                         Million Industrial Revenue Bond Financing

                         (a) Installment Sales Agreement dated July 1, 1981 between the Company and the Board of Commissioners of the Port of New Orleans (the "Port"), and the First Supplement thereto dated June 1, 1983, pursuant to which lease payments of the Company are utilized to fund payments by the Port arising under industrial revenue bonds issued by the Port in the aggregate principal amount of $36.25 million under an indenture and supplemental indenture dated July 1, 1981 and June 1, 1983, respectively.*

                         (b) Reimbursement Agreement dated June 1, 1983 between the Company and Manufacturers Hanover Trust Company.*

                         (c) First Supplemental Guaranty Agreement dated June 1, 1983 by and between Ogden Management Corporation and First National Bank of Commerce (See Exhibit 10.5(g)).

                  4.8 Instruments Relating to the Company's $14 Million Line of Credit

                         (a) Amended and Restated Revolving Credit Agreement dated April 16, 1992 between the Company and Whitney National Bank, providing for a $14 million line of credit (filed with the Commission as Exhibit 4.9(a) to the Company's amended Annual Report on Form 10-K for the year ended December 31, 1991 (Commission File No. 0-16572) and incorporated herein by reference).

                         (b) Form of First Amendment to Amended and Restated Revolving Credit Agreement, by and between the Company and Whitney National Bank.**

                  10.1   Contracts With The United States Navy

                         (a) Agreement dated June 28, 1985, by and between the Company and the United States of America (Contract No. N00024-85-C-2131) for the construction of T-AO 187 Class Oiler Ships and various modifications thereto (filed with the Commission on February 16, 1988 as
                              Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference), including modification P00005 thereto entered into on June 16, 1988, and the related Acknowledgement of Transfer and Transfer Agreement relating to the Company's agreement to assume certain of the rights and obligations to build two such vessels under an Agreement dated May 6, 1985, by and between Pennsylvania Shipbuilding Co. and the United States of America (filed with the Commission on March 6, 1989 as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-27342) and incorporated herein by reference).

                         (b) Agreement dated June 20, 1988, by and between the Company and the United States of America (Contract No. N00024-88-C-2050) for the construction of T-AO 187 Class Oiler Ships and various modifications thereto (filed with the Commission on March 6, 1989 as Exhibit
                              10.5 to the Company's Registration Statement on Form S-1 (Registration No. 33-27342) and incorporated herein by reference).

                         (b)(1)Modification P00036 to Contract  No. N00024-
                              88-C-2050.

                         (c) Agreement dated November 21, 1983, by and between the Company and the United States of America (Contract No. N00024-84-C-2027) for the construction of LSD-41 Class Landing Ship Dock vessels and various modifications thereto (filed with the Commission on February 16, 1988 as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference).

                         (d) Agreement dated June 17, 1988, by and between the Company and the United States of America (Contract No. N00024-88-C-2048) for the construction of LSD-41 Class Landing Ship Dock vessels and modification nos. P00001 and P00002 thereto (filed with the Commission on March 6, 1989 as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 33-27342) and incorporated herein by reference) and modification nos. P00008 and P00013 thereto.*

                         (d)(1)Modification  P00029 to Contract No. N00024-
                              88-C-2048.

                         (e) Agreement dated July 15, 1988, by and between the Company and the United States of America (Contract No. N00024-88-C-2221) for the conversion of AO-177 Class Oilers to AO-177 Jumbo Class and various modifications thereto (filed with the Commission on March 6, 1989 as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 33-27342) and incorporated herein by reference).

                         (f) Agreement dated December 13, 1988, by and between AGM and the United States of America (Contract No. N00024-89-C-2110) for the construction of three LCACs (filed with the Commission on March 6, 1989 as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 33-27342) and incorporated herein by reference).

                         (g) Agreement dated July 1, 1987, by and between Lockheed Shipbuilding Company and the United States of America (Contract No. N00024-87-C-
                              2089) for the construction of seven LCACs (assumed by AGM in 1988) (filed with the Commission on March 6, 1989 as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 33-27342) and incorporated herein by reference).

                         (h) Agreement dated October 3, 1989, by and between the Company and the United States of America (Contract No. N00024-89-C-2162) for the construction of one MHC Class 51 ship and various modifications thereto (filed with the Commission on March 30, 1990 as Exhibit 10.41 to the Company's Annual Report on Form 10-K (Commission File Number 0-16572) and incorporated herein by reference).

                         (h)(1)Modification P00020  to Contract No. N00024-
                              89-2162.

                         (i) Agreement dated August 2, 1990, by and between the Company and the United States of America (Contract No. N00024-90-C-2304) for the construction of one MHC Class 51 ship (filed with the Commission on March 29, 1991 as Exhibit 10.40 to the Company's Annual Report on Form 10-K (Commission File Number 0-16572) and incorporated herein by reference) and modification no. P00002 thereto.

                         (i)(1)Modification  P00013 to Contract No. N00024-
                              90-C-2304.

                         (j) Agreement dated November 30, 1990, by and between the Company and the United States of America (Contract No. N00024-90-C-2307) for the construction of one T-AGS 45 ship and various modifications thereto (filed with the Commission on March 29, 1991 as Exhibit 10.41 to the Company's Annual Report on Form 10-K (Commission File Number 0-16572) and incorporated herein by reference).

                         (k) Memorandum of Agreement between Avondale Industries, Inc. and the United States of America, Department of the Navy dated April 9, 1992.**

                         (l)  Contract  modifications  to   Implement   the
                              Decision Granting P.L. 85-804 Relief.**

                         (m) Agreement dated July 15, 1993, by and between the Company and the United States of America (Contract No. N00024-93-C-2300) for the construction of one WAGB 20 Coast Guard Polar Icebreaker ship, Amemdment 0001 and Modification nos. P00001 and P00013 thereto (filed with the Commission on August 16, 1993 as exhibit 99.2 to the Company's Quarterly Report on Form 10-Q (Commission File Number 0-16572) and incorporated herein by reference).

                         (n) Agreement dated September 3, 1993, by and between the Company and the United States of America (Contract No. N00024-93-C-2205) for the construction of one T-AKR 300 Class Strategic Sealift ship, various Amendments and Modifications nos. P00001, P00003 and P00004 thereto.

                         (o) Agreement dated October 12, 1993, by and between the Company and the United States of America (Contract No. N00024-94-C-2200) for the construction of one LSD 41 Class Landing Ship Dock.

                  10.2   Other Operating Contracts

                         (a) Agreement dated June 17, 1985, by and between the Company and Ebasco Constructors Inc. for the construction of the Vidalia Hydroelectric Project (filed with the Commission on February 16, 1988 as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference).

                         (b) Agreement dated May 17, 1989, by and between Avondale Industries of New York, Inc. and the City of New York Department of Correction for the design and construction of an 800-bed detention facility and shore-side pier site (filed with the Commission on March 30, 1990 as Exhibit 10.39 to the Company's Annual Report on Form 10-K (Commission File Number 0-16572) and incorporated herein by reference), as amended by (i) Amendment Nos. 1 through 4) and (ii) a letter modification effected through Change Order 90 dated December 31, 1990 and executed February 15, 1991.

                         (c) Agreement dated July 10, 1991 by and between Crawford Technical Services, Inc. and the Dallas Area Rapid Transit Authority, and the supplement thereto, relating to providing operational and maintenance services for paratransit van services for the Dallas, Texas metropolitan area.*

                         (d) Agreement dated January 28, 1991, by and between Crawford Technical Services, Inc. and the United States of America and various modifications thereto (Contract No. FO3602-91-C0007) relating to providing maintenance services with respect to family housing units located in a Little Rock, Arkansas air force base.*

                  10.3   Employee Benefit Plans

                         (a) The Company's Amended and Restated Performance Share Plan dated April 24, 1989 (filed with the Commission on November 8, 1989 as Exhibit 4.3 to the Company's Registration Statement on Form S-8 and Form S-3 (Registration No. 33-31984) and incorporated herein by reference).

                         (b) The Company's Amended and Restated Stock Appreciation Plan and attachments thereto dated April 24, 1989 (filed with the Commission on November 8, 1989 as Exhibit 4.4 to the Company's Registration Statement on Form S-8 and Form S-3 (Registration No. 33-31984) and incorporated herein by reference).

                         (c) The Company's Amended and Restated Employee Stock Ownership Plan and the Related Trust Agreement (which trust agreement was filed with the Commission on February 16, 1988 as
                              Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference).

                         (d) The Company's Pension Plan and Amendment Nos. 1 and 2 (filed with the Commission on February 16, 1988 as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference).

                         (e) The Company's Restated Supplemental Pension Plan (filed with the Commission on February 16, 1988 as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference) and Amendment Nos. 1 and 2 thereto.*

                         (f)  The Company's Excess Retirement Plan.*

                         (g) Executive Group Insurance Benefits Plan specifying the excess insurance benefits provided to the Company's executive officers and certain other key personnel, and a summary description of health, accidental death and dismemberment, disability and life insurance benefits made available to employees of Avondale Services Corporation.*

                         (h)  The     Company's     Directors'     Deferred
                              Compensation Plan.*

                  10.4   Employment Agreements

                         (a) Employment Agreement dated September 27, 1985, by and between the Company and Albert
                              L. Bossier, Jr. (filed with the Commission on February 16, 1988 as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference), the term of which has been extended such that its current term extends through December 31, 1996.

                         (b) Employment Agreement dated June 18, 1987, by and between the Company and Thomas M. Kitchen (filed with the Commission on February 16, 1988 as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference), the term of which has been extended such that its current term extends through December 31, 1996.

                         (c) Employment Agreement dated June 18, 1987, by and between the Company and Kenneth B. Dupont (filed with the Commission on February 16, 1988 as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference), the term of which has been extended such that its current term extends through December 31, 1996.

                  10.5   Agreements with Former Corporate Parent

                         (a) Form of Amended and Restated Preferred Stock Purchase Agreement by and between the Company and Ogden Corporation ("Ogden").

                         (b) Tax Sharing Agreement dated September 24, 1985, by and between the Company and Ogden (filed with the Commission on February 16, 1988 as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference).

                         (c) Settlement Agreement dated September 15, 1986, by and among the Company, Ogden and Ogden American Corporation resolving disputes arising out of the Preferred Stock Dividend Agreement dated September 24, 1985 (filed with the Commission on February 16, 1988 as
                              Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference).

                         (d) Agreement dated September 15, 1986, by and between the Company and Ogden resolving certain disputes (filed with the Commission on February 16, 1988 as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference).

                         (e) Letter Agreement dated August 11, 1986, by and between the Company and Ogden relating to retrospective insurance adjustments (filed with the Commission on February 16, 1988 as
                              Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference).

                         (f) Guaranty Agreement dated October 1, 1982, by and between Ogden Management Corporation and First National Bank of Commerce, as Trustee, pursuant to which Ogden Management Corporation has guaranteed certain of the Company's obligations arising in connection with the issuance of the industrial revenue bonds referenced in Exhibit 10.7(e) (filed with the Commission on February 16, 1988 as
                              Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference).

                         (g) First Supplemental Guaranty Agreement dated June 1, 1983, by and between Ogden Management Corporation and First National Bank of Commerce, as Trustee, pursuant to which Ogden Management Corporation has guaranteed certain of the Company's obligations arising in connection with the issuance of the industrial revenue bonds referenced in
                              Exhibit 4.8(a) (filed with the Commission on February 16, 1988 as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference).

                         (h) Common Stock Purchase Agreement dated as of September 27, 1985, by and between Ogden American Corporation and the trustees of the Avondale Industries, Inc. Employee Stock Ownership Trust (filed with the Commission on March 30, 1988 as Exhibit 10.29 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference).

                  10.6   Acquisition and Disposition Agreements

                         (a) Asset Purchase Agreement dated January 27, 1987 by and between the Company and Connell Industries, L.P. (filed with the Commission on February 16, 1988 as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-20145) and incorporated herein by reference).

                         (b) Purchase Agreement dated June 22, 1988, by and between AGM, Lockheed Shipbuilding Company and Lockheed Corporation (filed with the Commission on March 6, 1989 as Exhibit
                              10.32 to the Company's Registration Statement on Form S-1 (Registration No. 33-27342) and incorporated herein by reference).

                         (c) Stock Purchase Agreement dated February 15, 1991, by and between Avondale Technical Services, Inc. and Oliver R. Crawford
                              relating to the purchase of Crawford Technical Services, Inc.*

                         (d) Asset Purchase Agreement dated November 20, 1992 between the Company and Bollinger Machine Shop & Shipyard, Inc., a Louisiana corporation (without exhibits).

                  10.7   Lease Agreements

                         (a) Lease Agreement dated as of April 1, 1977, by and between Harrison County, Mississippi (the "County") and Pay Line Product Distribution Company relating to the lease of property in Gulfport, Mississippi currently used by AGM (assigned to Lockheed Shipbuilding Company on January 30, 1986 and to AGM in 1988), pursuant to which lease payments of AGM are utilized to fund payments by the County arising under industrial development revenue bonds issued by the County in the principal amount of approximately $3.2 million under an indenture dated April 1, 1977 (filed with the Commission on March 6, 1989 as Exhibit 10.35 to the Company's Registration Statement on Form S-1 (Registration No. 33-27342) and incorporated herein by reference).

                         (b) Lease Agreement dated June 24, 1988, by and between the Company and the Board of
                              Commissioners of the Port of New Orleans relating to the lease of property in Algiers, Louisiana used by the Company's Algiers yard, and amendment thereto (filed with the Commission on March 6, 1989 as Exhibit 10.36 to the Company's Registration Statement on Form S-1 (Registration No. 33-27342) and incorporated herein by reference).

                         (c) Lease Agreement dated June 4, 1979, by and between the Company and Marrero Land and Improvement Association, Ltd. relating to the lease of property in Avondale, Louisiana used by the Company's main shipyard (filed with the Commission on March 6, 1989 as Exhibit
                              10.37 to the Company's Registration Statement on Form S-1 (Registration No. 33-27342) and incorporated herein by reference).

                         (d) Adoption Agreement dated July 22, 1988, by and between the Company and Missouri Pacific Railroad Company, as supplemented on the date thereof, relating to the lease of property in Westwego, Louisiana used by the Company's Westwego yard (filed with the Commission on March 6, 1989 as Exhibit 10.38 to the Company's Registration Statement on Form S-1 (Registration No. 33-27342) and incorporated herein by reference).

                         (e) Lease of Commercial Property dated June 25, 1990 by and between ATS and Dr. Charles Wasserman and Mr. Leopold Mendler relating to the lease of office space in Metairie, Louisiana by ATS.*

                         (f) Lease of Commercial Property dated July 1, 1970 by and between the Company and Metal Building Products Co., Inc., which has been extended on a month-by-month basis since June 30, 1989.*

                  10.8   Other Material Agreements

                         (a) Registration Rights Agreement between the Company and the ESOP (included in Exhibit 10.5(h)).

                         (b) Registration Rights Agreement between the Company and the participants in the Amended and Restated Performance Share Plan (included in Exhibit 10.3(a)).

                         (c) License dated October 13, 1989 by and between the Company and Intermarine S.p.A. relating to the license of molded, glass-reinforced polyester hull construction technology.*

                  21     List of subsidiaries of the Company.

                  23     Consent of Deloitte & Touche

          __________
          * filed with the Commission as exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission File No. 0-16572) and incorporated herein by reference.

          ** filed with the Commission as exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 0-16572) and incorporated herein by reference.


               (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the three month period ended December 31, 1993.



                                                AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES                     SCHEDULE V
                                                       PROPERTY, PLANT AND EQUIPMENT
                                                              (In Thousands)



           Column A                      Column B          Column C          Column D          Column E          Column F

                                                                                                Other
                                         Balance                                               Changes
                                       at Beginning       Additions                              Add            Balance at
         Description                     of Year           at Cost         Retirements         (Deduct)        End of Year
___________________________________________________________________________________________________________________________
                                                                                               <FN1>
FOR THE YEAR ENDED DECEMBER 31, 1993:
Land...................................    $11,795               $20           ($2,841)             $350            $9,324
Buildings and Improvements.............     49,049             1,895            (1,626)           (3,156)           46,162
Machinery and Equipment................    179,996               948            (7,642)              154           173,456
                                          ________         _________         _________          ________         _________
          Total........................   $240,840            $2,863          ($12,109)          ($2,652)         $228,942
                                          ========         =========         =========          ========         =========

FOR THE YEAR ENDED DECEMBER 31, 1992:
Land...................................    $12,595                                                 ($800)          $11,795
Buildings and Improvements.............     48,872              $282               ($5)             (100)           49,049
Machinery and Equipment................    178,541             1,939              (484)                            179,996
                                          ________         _________         _________          ________         _________
          Total........................   $240,008            $2,221             ($489)            ($900)         $240,840
                                          ========         =========         =========          ========         =========

FOR THE YEAR ENDED DECEMBER 31, 1991:
Land...................................    $13,345                                                 ($750)          $12,595
Buildings and Improvements.............     46,804            $2,373               ($5)             (300)           48,872
Machinery and Equipment................    174,840             4,831              (486)             (644)          178,541
                                          ________         _________         _________          ________         _________
          Total........................   $234,989            $7,204             ($491)          ($1,694)         $240,008
                                          ========         =========         =========          ========         =========

_____________________

<FN1> Writedowns of non-operating assets and reclassifications.




                                          AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES                             SCHEDULE VI
                                   ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                                        (In Thousands)



           Column A                      Column B          Column C          Column D          Column E          Column F

                                                          Additions                             Other
                                        Balance at        Charged to                           Changes
         Description                   Beginning of       Costs and                              Add            Balance at
                                           Year            Expenses        Retirements         (Deduct)        End of Year
_____________________________________________________________________________________________________________________________
FOR THE YEAR ENDED DECEMBER 31, 1993:
Buildings and improvements.............    $13,405            $1,774             ($704)                            $14,475
Machinery and equipment................     84,131             9,016            (4,175)             ($47)           88,925
                                          ________          ________          ________           _______         _________
          Total........................    $97,536           $10,790           ($4,879)             ($47)         $103,400
                                          ========          ========          ========           =======         =========

=======

FOR THE YEAR ENDED DECEMBER 31, 1992:
Buildings and improvements.............    $11,495            $1,871               ($5)              $44           $13,405
Machinery and equipment................     74,972             9,423              (224)              (40)           84,131
                                          ________          ________          ________           _______         _________
          Total........................    $86,467           $11,294             ($229)               $4           $97,536
                                          ========          ========          ========           =======         =========

FOR THE YEAR ENDED DECEMBER 31, 1991:
Buildings and improvements.............     $9,747            $1,748                                               $11,495
Machinery and equipment................     66,095             9,464             ($587)                             74,972
                                          ________          ________          ________           _______         _________
          Total........................    $75,842           $11,212             ($587)               $0           $86,467
                                          ========          ========          ========           =======         =========

__________________

<FN1>  Reclassifications and transfers.


                                       AVONDALE INDUSTRIES, INC. AND SUBSIDIARIE                  SCHEDULE IX
                                                 SHORT-TERM BORROWINGS
                                                    (In Thousands)




           Column A                      Column B       Column C       Column D       Column E        Column F

                                                                                                      Weighted
                                                                       Maximum        Average          Average
                                                        Weighted        Amount         Amount         Interest
                                         Balance        Average      Outstanding    Outstanding         Rate
    Category of Aggregate                 at End        Interest      During the     During the      During the
    Short-term Borrowings               of Period         Rate       Period<FN2>     Period<FN3>     Period<FN4>
_________________________________________________________________________________________________________________
FOR THE YEAR ENDED DECEMBER 31, 1993:
Amounts payable to banks for
  borrowings...........................

FOR THE YEAR ENDED DECEMBER 31, 1992:
Amounts payable to banks for
  borrowings...........................

FOR THE YEAR ENDED DECEMBER 31, 1991:
Amounts payable to banks for
  borrowings<FN1>......................    $58,527           7.00%       $64,529        $49,595             8.24%



________________________

<FN1> Amounts payable to banks represent secured borrowings at December 31,1991 under revolving credit and line of credit agreements which provide for interest at fluctuating annual rates.

<FN2> The maximum amount outstanding during the year represents the maximum amount at any month end.

<FN3> The average amount outstanding is equal to the average daily outstanding balance.

<FN4> The weighted average interest rate is the actual interest on short-term debt divided by the average short-term debt outstanding.

             AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES            SCHEDULE X
              SUPPLEMENTAL INCOME STATEMENT INFORMATION
                            (In Thousands)


                         COLUMN A                             COLUMN B

                                                          CHARGED TO COSTS
                         ITEM <FN1>                         AND EXPENSES
_______________________________________________________________________________

FOR THE YEAR ENDED DECEMBER 31, 1993
Maintenance and repairs...................................         $16,763

FOR THE YEAR ENDED DECEMBER 31, 1992
Maintenance and repairs...................................         $19,209

FOR THE YEAR ENDED DECEMBER 31, 1991:
Maintenance and repairs...................................         $19,927



____________________________


<FN1> Items not shown above have been omitted because they do not exceed 1% of total revenues.

                               SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1994.

                                 AVONDALE INDUSTRIES, INC.



                                 By:     /s/ Albert L. Bossier, Jr.
                                     _________________________________
                                            Albert L. Bossier, Jr.
                                           Chairman of the Board,
                                             President and Chief
                                              Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.


          Signature                   Title                         Date
          _________                   _____                         ____
 /s/ Albert L. Bossier, Jr.     Chairman of the Board,             March 30, 1994
____________________________    President and Chief Executive
     Albert L. Bossier, Jr.     Officer

 /s/ Thomas M. Kitchen          Vice President, Chief Finanical    March 30, 1994
____________________________    Officer, Corporate Secretary
     Thomas M. Kitchen          and a Director

 /s/ Kenneth B. Dupont          Vice President and a Director      March 30, 1994
____________________________
     Kenneth B. Dupont

 /s/ Anthony J. Correro, III    Director                           March 30, 1994
____________________________
     Anthony J. Correro, III

 /s/ William A. Harmeyer        Director                           March 30, 1994
____________________________
     William A. Harmeyer

 /s/ Hugh A. Thompson           Director                           March 30, 1994
____________________________
     Hugh A. Thompson

 /s/ Bruce L. Hicks             Controller and Treasurer          March 30, 1994
____________________________
     Bruce L. Hicks
