Form 10-Q
period 1994-03-31
AVONDALE INDUSTRIES INC
filed 1994-05-10
CIK 829444

FORM 10Q
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

(Mark One)

[ X ]   Quarterly Report Pursuant to Section 12 or 15(d) of the
        Securities Exchange Act of 1934

For the quarterly period ended March 31, 1994

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the transition period from _______________________ to________________________

For Quarter Ended  March 31, 1994

Commission File Number  0-16572

                      AVONDALE INDUSTRIES, INC.



    Louisiana                                 39-1097012

(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification No.)


P. O. Box 50280, New Orleans, Louisiana           70150

(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code 504/436-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  YES X  NO   .
                                                                   ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                      Class
Outstanding at March 31, 1994
Common stock, par value $1.00 per share               14,464,175 shares

     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

                       INDEX
                                                          Page No.

Part I. Financial Information

    Item 1. Financial Statements

        Independent Accountants' Report

        Consolidated Balance Sheets -
        March 31, 1994 and December 31, 1993

        Consolidated Statements of Operations -
        Three Months Ended March 31, 1994 and 1993

        Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 1994 and 1993

        Notes to Consolidated Financial Statements

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Part II.    Other Information

    Item 1. Legal Proceedings

    Item 2. Changes in Securities

    Item 3. Defaults Upon Senior Securities

    Item 4. Submission of Matters to a Vote of Security Holders

    Item 5. Other Information

    Item 6. Exhibits and Reports on Form 8-K
INDEPENDENT ACCOUNTANTS' REPORT

[LETTERHEAD OF DELOITTE & TOUCHE]


To the Board of Directors and Shareholders of Avondale Industries, Inc.

We have reviewed the condensed consolidated financial statements of Avondale Industries, Inc. and subsidiaries, as listed in the accompanying index, as of March 31, 1994 and for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Avondale Industries, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 22, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



\s\  DELOITTE & TOUCHE
New Orleans, Louisiana

May 2, 1994

                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

             AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                      (In thousands of dollars)


                                               March 31,   December 31,
                                                  1994         1993
                                                --------     --------
                                              (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . .        $   8,903   $   3,195
  Restricted short-term investments (Note 4)       13,891
  Receivables (Note 2):
    Accounts receivable. . . . . . . . .           18,731     103,020
    Contracts in progress. . . . . . . .           44,446      27,032
  Inventories:
    Goods held for sale. . . . . . . . .            4,171       4,604
    Materials and supplies . . . . . . .            8,813       9,005
  Prepaid expenses . . . . . . . . . . .            4,326       4,741
                                                ---------    --------
    Total current assets . . . . . . . .          103,281     151,597
                                                ---------    --------
Property, Plant And Equipment:

Land . . . . . . . . . . . . . . . . . .            9,324       9,324
Buildings and improvements . . . . . . .           46,191      46,162
Machinery and equipment. . . . . . . . .          173,018     173,456
                                                 --------    --------
  Total. . . . . . . . . . . . . . . . .          228,533     228,942

Less accumulated depreciation. . . . . .         (105,634)   (103,400)
                                                 --------    --------
  Property, plant and equipment - net. .          122,899     125,542
                                                 --------    --------
Goodwill - net . . . . . . . . . . . . .           17,637      17,892

Other assets . . . . . . . . . . . . . .            6,203       7,108
                                                 --------    --------
    Total assets . . . . . . . . . . . .        $ 250,020   $ 302,139
                                                 ========    ========

See Notes to Consolidated Financial Statements.

             AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                      (In thousands of dollars)


                                               March 31,    December 31,
                                                  1994           1993
                                                --------       --------
                                               (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable - banks. . . . . . . . .        $      16     $  38,303
  Current portion of long-term debt. . .              776         6,568
  Accounts payable . . . . . . . . . . .           51,796        56,797
  Accrued employee compensation. . . . .           12,459        12,352
  Other. . . . . . . . . . . . . . . . .            8,429        13,012
                                                 --------      --------
    Total current liabilities. . . . . .           73,476       127,032

Notes payable - banks. . . . . . . . . .              102           107

Long-term debt . . . . . . . . . . . . .           43,353        43,741

Other liabilities and deferred credits .           16,700        16,904
                                                 --------      --------
  Total liabilities. . . . . . . . . . .          133,631       187,784
                                                 --------      --------
Commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY:
  Common stock, $1.00 par value, authorized
  30,000,000 shares; issued - 15,927,191 shares
  in 1994 and 1993 . . . . . . . . . . .           15,927        15,927
  Additional paid-in capital . . . . . .          373,911       373,911
  Accumulated deficit. . . . . . . . . .         (261,593)     (263,627)
                                                 --------      --------
    Total. . . . . . . . . . . . . . . .          128,245       126,211

Treasury stock (common: 1,463,016 shares in 1994
  and 1993) at cost. . . . . . . . . . .         ( 11,856)     ( 11,856)
                                                 --------      --------
Total shareholders' equity . . . . . . .          116,389       114,355
                                                 --------      --------
  Total. . . . . . . . . . . . . . . . .        $ 250,020     $ 302,139
                                                 ========      ========
See Notes to Consolidated Financial Statements.

             AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                             (UNAUDITED)



                                            THREE MONTHS ENDED MARCH 31,
                                                 1994           1993
                                               --------       --------


Net sales. . . . . . . . . . . . . . . .      $ 105,034      $ 139,353

Cost of sales. . . . . . . . . . . . . .         95,151        129,167
                                               --------       --------
Gross profit . . . . . . . . . . . . . .          9,883         10,186

Selling, general and administrative expenses      6,765          7,426
                                               --------       --------
Income from operations . . . . . . . . .          3,118          2,760

Interest expense . . . . . . . . . . . .       (  1,220)      (  2,452)

Other - net. . . . . . . . . . . . . . .            136             40
                                               --------       --------
Income before income taxes . . . . . . .          2,034            348

Income taxes (Note 5). . . . . . . . . .             --             --
                                               --------       --------
Net income . . . . . . . . . . . . . . .      $   2,034      $     348
                                               ========       ========

Income per share of common stock (Note 6)     $   0.14       $    0.02
                                               ========       ========

See Notes to Consolidated Financial Statements.

             AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                           (In thousands)
                             (UNAUDITED)


                                                         1994         1993
                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . .             $   2,034    $     348
  Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
    Depreciation and amortization. . . .                 2,878        3,001
    Changes in operating assets and liabilities,
    net of dispositions:
      Receivables. . . . . . . . . . . .                66,875       (8,705)
      Inventories. . . . . . . . . . . .                   625        1,864
      Prepaid expenses . . . . . . . . .                   415        1,465
      Accounts payable . . . . . . . . .                (5,001)      (6,863)
      Accrued employee compensation. . .                   107        3,905
      Other - net. . . . . . . . . . . .                (3,099)       1,063
                                                      --------     --------
  Net Cash Provided By (Used For)
    Operating Activities . . . . . . . .                64,834       (3,922)
                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . .                  (763)        (341)
  Proceeds from sale of assets . . . . .                              7,428
  Purchase of restricted short-term investments        (13,891)
                                                      --------     --------
  Net Cash Provided By (Used For)
    Investing Activities . . . . . . . .               (14,654)       7,087
                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Payment of long-term borrowings. . . .               (44,472)      (6,944)
                                                      --------     --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . .                 5,708       (3,779)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD . . . . . . . . . .                 3,195        7,613
                                                      --------     --------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD . . . . . . . . . . . . . . .             $   8,903    $   3,834
                                                      ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during the period for interest          $     761    $   2,007
                                                      ========     ========
See Notes to Consolidated Financial Statements.

AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of Avondale Industries, Inc. and its subsidiaries ("Avondale" or the "Company"). In the opinion of the management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the interim financial statements. These interim financial statements should be read in conjunction with the December 31, 1993 audited financial statements and related notes filed on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

    The financial statements required by Rule 10-01 of Regulation S-X have been reviewed by independent public accountants as stated in their report included herein.

2.  RECEIVABLES

    The following information presents the elements of receivables at March 31, 1994 and December 31, 1993 (in thousands):

                                                     1994        1993
                                                  --------    --------
                                                 (Unaudited)

    Long-term contracts:
        U.S. Government:
          Amounts billed . . . . . . . . .       $   8,916   $  90,867
          Unbilled costs and estimated
            profits on contracts in
            progress . . . . . . . . . . .          27,487      16,813
                                                  --------    --------
          Total. . . . . . . . . . . . . .          36,403     107,680

        Commercial:
          Amounts billed . . . . . . . . .           6,381       8,820
          Unbilled costs and estimated
            profits on contracts in
            progress . . . . . . . . . . .          16,959      10,219
                                                  --------    --------
        Total from long-term contracts . .          59,743     126,719
    Trade and other current receivables. .           3,434       3,333
                                                  --------    --------
    Total. . . . . . . . . . . . . . . . .       $  63,177   $ 130,052
                                                  ========    ========

   Unbilled costs and estimated profits on contracts in progress were not billable to customers at the balance sheet dates under terms of the respective contracts. As discussed in Note 2 of the

    Company's Annual Report on the 1993 Form 10-K, as a result of the Company's settlement with the U.S. Navy of its Requests for Equitable Adjustments ("REAs"), in December 1993, the Company invoiced approximately $90.0 million of the settlement amount, all of which was received by April 18, 1994.

3.  FINANCING ARRANGEMENTS

    Avondale is finalizing a $35.0 million revolving credit facility which will be secured principally by working capital assets and the Company's 900 foot-long drydock. Among other things, the credit facility includes the right of Avondale to call upon the bank group to post letters of credit on Avondale's behalf up to an aggregate limit of $25.0 million (of the $35.0 million total) in support of its operations. The credit facility will replace an existing credit facility under which $13.9 million of letters of credit were outstanding at March 31, 1994. The current letters of credit are cash collaterized with $13.9 million of restricted short-term investments which, with the execution of the new revolving credit facility, will be released to the Company.

    At the beginning of May, Avondale also called for redemption on June 1, 1994 of $36.25 million of its Series 1983 Industrial Revenue Bonds which were due June 2001. Avondale intends to refinance the Bonds through the issuance of refunding bonds to mature no earlier than 2004. Avondale is currently negotiating the terms under which the refunding bonds will be issued.

4.  COMMITMENTS AND CONTINGENCIES

    Litigation

    In January 1986, the Louisiana Department of Environmental Quality advised the Company that it may be a responsible party with respect to an oil reclamation site operated by an unaffiliated company. The Company supplied a portion of the waste oil that was processed at the reclamation site during the period 1978 through 1982. Potential liability, if any, for clean-up of this site typically would be apportioned among the responsible parties based on the volume of material sent by each to the waste site. The Company and certain of the other potentially responsible parties for the site have entered into a preliminary agreement to fund the site's remediation. Pursuant to that agreement, the Company has agreed to contribute up to $3.5 million to the total clean-up costs which are expected to approximate $15 million in the aggregate. At March 31, 1994 the Company has contributed $3.3 million of the $3.5 million. Following completion of the remediation, a final determination will be made as to the proper allocation of the remediation responsibility among the various parties. The Company's share of the clean-up costs could be lower, or higher, than the $3.5 million that it will have contributed, but the Company does not expect its remediation costs to vary materially from this amount.

    Additionally, since July 1986, a number of toxic tort suits have been filed seeking substantial damages against the Company and numerous other defendants alleging various claims in connection with this oil reclamation site. The Company has initiated litigation against its insurer for a declaration of coverage of the liability, if any, that may arise in connection with the remediation of the site referred to in the preceding paragraph or the related tort litigation. The court has ruled that the insurer has the duty to defend the Company, but has not yet ruled on whether the carrier has a duty to indemnify the Company if any liability is ultimately assessed against it.

    In addition to the above, the Company is also named as a defendant in numerous other lawsuits and proceedings arising in the ordinary course of business, some of which involve substantial damage claims. While the outcome of these lawsuits and proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition or results of operations of the Company.

    The Company has established accruals for certain of the litigation discussed above, and in the opinion of management, after review with counsel, the eventual disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

    Ogden

    Under the terms of certain agreements entered into between the Company and its former parent, Ogden Corporation ("Ogden"), the Company may be required to issue to Ogden approximately $25 million of preferred stock or subordinated debt upon the final resolution of certain significant litigation or tax matters that arose while it was a subsidiary of Ogden. The issuance, to the extent required, of substantially all of this preferred stock or subordinated debt would be accounted for as an adjustment to the purchase price incurred in connection with Ogden's sale of the Avondale Common Stock to Avondale's Employee Stock Ownership Plan ("the Spin-Off"), which adjustment would ordinarily result in a concurrent increase to the Company's goodwill. The Company will have to assess the appropriate carrying value of any goodwill recorded and, to the extent it is determined that all or any portion of such goodwill is impaired, there would be a charge to operations.

    In addition, should Ogden pay any amounts on behalf of the Company in its capacity as guarantor of the Company's $36.25 million Industrial Revenue Bonds (see Note 6 of the Company's Annual Report on the 1993 Form 10-K), the Company may be required to issue additional shares of preferred stock or subordinated debt to Ogden equal to the amount of such payments.

    The Company and Ogden have entered into a letter agreement providing for the termination of these agreements. Under the terms of the new agreement, the previous agreements will terminate upon payment by the Company to Ogden of $13.0 million to settle any potential tax matters (including interest). The payment will consist of $5.0 million cash on June 1, 1994 and a two-year unsecured note in the principal amount of $8.0 million, bearing interest at 10% per annum and payable in $5.0 million and $3.0 million installments in 1995 and 1996, respectively. In addition, the Company is required to successfully complete the refunding of the $36.25 million Industrial Revenue Bonds without the Ogden guarantee and to secure by September 30, 1994 Ogden's release from its other guarantees of the Company's obligations (see Note 3 herein).

    Letters of Credit

    In the normal course of its business activities, the Company is required to provide letters of credit to secure the payment of workers' compensation and insurance obligations. Additionally, under certain contracts the Company may be required to provide letters of credit which may be drawn down in the event of the Company's failure to perform under the contracts. Outstanding letters of credit relating to these business activities amounted to $13.9 million and $13.0 million at March 31, 1994 and December 31, 1993, respectively. The outstanding letters of credit at March 31, 1994 are cash collateralized by $13.9 million of restricted short-term investments. As discussed under "Ogden" above, the Company has agreed to secure Ogden's release from certain guarantees of the Company's obligations. The Company anticipates that it will be necessary to post approximately $7.0 million of additional letters of credit to satisfy this obligation.

5.  INCOME TAXES

    No provision for income taxes is reflected in the accompanying financial statements due to the availability of net operating loss carryforwards, the benefits of which have not been fully recognized in the Company's financial statements (see Note 8 of the Company's Annual Report on the 1993 Form 10-K).

6.  INCOME PER SHARE

    The weighted average number of shares used in the computation of income per share was 14,480,000 and 14,464,000 for the quarters ended March 31, 1994 and 1993, respectively.

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended March 31, 1994 and 1993 and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

Results of Operations

The Company recorded net income of approximately $2.0 million, or $0.14 per share, for the first quarter ended March 31, 1994 compared to $348,000, or $0.02 per share, for the first quarter of 1993. The improvement in the Company's first-quarter 1994 net income resulted from several factors, primarily the Company's success in reducing operating expenses and a reduction in interest expense.

Net sales for the first quarter ended March 31, 1994 decreased approximately $34.3 million, or 24.6%, from the same period in 1993. The decrease in net sales is consistent with a declining level of activity in the Company's shipbuilding operations, with most of the Company's net sales attributable to shipbuilding contracts with the U.S. Navy to build seven T-AO Oilers (three of which remain to be completed), three Landing Ship Docks - Cargo Variant (LSD-CV) and four MHC-51 Class Coastal Minehunters
(MHCs)(all of which remain to be completed).

Gross profit of $9.9 million for the current quarter is consistent with the $10.2 million gross profit reported for the same period in the prior year. Contributing to the 1994 gross profit were profits currently being recognized as work progresses on the two gaming vessels scheduled for delivery in the third quarter of 1994 and on the contract to construct the seven T-AOs. The Company's work on the contracts to construct the three LSD-CVs and the four MHCs, which accounted for approximately 38% of first quarter 1994 revenues, are being performed on a break-even basis since reserves for contract losses were recorded as part of the overall resolution of the Company's Requests for Equitable Adjustments ("REAs"). The Company's other major shipbuilding contracts are long-term contracts and profits will only be taken as work progresses satisfactorily.

Selling, general and administrative ("SG&A") expenses decreased approximately $661,000, or 8.9%, for the first quarter ended March 31, 1994, as compared to 1993. The decrease in SG&A expenses reflects the general decline in activity, primarily at Avondale Gulfport Marine, Inc. which completed the Landing Craft Air Cushion ("LCAC") contract when it delivered the final LCAC vessel in June 1993.

Interest expense decreased by $1.2 million, or 50%, at March 31, 1994 as compared to the same period in 1993. The decrease is principally due to the reduction in the Company's overall level of debt, which decreased by $65.4 million at March 31, 1994 as compared to March 31, 1993 (see "Liquidity and Capital Resources" below).

There is no provision for income taxes for 1994 and 1993 due to the availability of net operating loss carryforwards, the benefits of which have not been fully recognized in the Company's financial statements.

During the first three months of 1994 the Company delivered the
fourth ship of the seven   T-AO Oiler contract.  The Company
plans to deliver the first ship of the three LSD-CV contract in the fourth quarter of 1994 and the two gaming vessels in third quarter of 1994, as noted above. Currently, the Company is under consideration for a contract for the construction of up to four vessels that are in response to the Oil Pollution Act of 1990 ("OPA'90") and has submitted a bid for the construction of four double-hulled forebodies for a contract which is expected to be awarded in late-1994, also in response to OPA'90. The Company has also received expressions of interest from several other ship owners who wish to retro-fit their vessels to comply with the OPA'90 requirements.


Liquidity and Capital Resources

As discussed in the 1993 Form 10-K, the December 1993 settlement of the Company's REAs substantially improved the Company's liquidity. At the end of 1993, the Company invoiced approximately $90.0 million of the $145.0 million REA settlement amount, all of which was received by April 18, 1994. The remaining $55.0 million will be billed by the Company as work progresses on the contracts that were the subject of the REAs. The cash received by the Company to date has permitted the Company to retire its approximately $6.0 million of senior notes and the approximately $38.0 million balance of outstanding loans under its two credit facilities.

Avondale is finalizing a $35.0 million revolving credit facility which will be secured principally by working capital assets and the Company's 900 foot-long drydock. Among other things, the credit facility includes the right of Avondale to call upon the bank group to post letters of credit on Avondale's behalf up to an aggregate limit of $25.0 million (of the $35.0 million total) in support of its operations. The credit facility replaces an earlier credit facility of which only $13.9 million of letters of credit are currently outstanding. The current letters of credit are cash collaterized with $13.9 of restricted short-term investments which, with the execution of the new revolving credit facility, will be released to the Company.

At the beginning of May, Avondale also called for redemption on June 1, 1994, of $36.25 million of its Series 1983 Industrial Revenue Bonds which were due June 2001. Avondale intends to refinance the Bonds through the issuance of refunding bonds to mature no earlier than 2004. Avondale is currently negotiating the terms under which the refunding bonds will be issued.

Avondale also has agreed with Ogden Corporation, its former corporate parent, to terminate certain arrangements between Avondale and Ogden which have existed since the Spin-off in 1985. Under these arrangements, Avondale could have been required to issue to Ogden approximately $25.0 million of preferred stock or subordinated debt upon the final resolution of certain significant litigation and 1985 and prior years' potential tax liabilities. The 1985 agreements also required Ogden to continue to guarantee the Series 1983 Bonds as well as guarantee certain other Avondale obligations.

Under the terms of the new agreement, the previous agreements will terminate upon the payment by Avondale to Ogden of $13.0 million to settle any potential tax matters (including interest). The payment will consist of $5.0 million cash on June 1, 1994 and a two-year unsecured note in the principal amount of $8.0 million, bearing interest at 10% per annum and payable in $5.0 million and $3.0 million installments in 1995 and 1996, respectively. In addition, Avondale is required to successfully complete the refunding of the Series 1983 Bonds by June 1, 1994 and to secure by September 30, 1994 Ogden's release from its other guarantees of Avondale obligations.

Further, in order to improve liquidity and to permit management to focus on marine construction, repair and conversion opportunities, the Company is exploring the possible sale of its non-core assets. As previously disclosed, in March 1993, the Company sold the assets of its Harvey Quick Repair business with the majority of the net proceeds applied to the restructured debt. The Company is in the process of marketing several other facilities. Any such sales would only be made for amounts that are not less than management's estimate of the fair value of the assets.

                   PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

          Not applicable.


Item 2.   Changes in Securities

          Not applicable.


Item 3.   Defaults Upon Senior Securities

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.


Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          4.9  Avondale/Ogden Letter Agreement

           15  Letter re: unaudited interim financial information

          (b)  Reports on Form 8-K:

               Not applicable.

               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AVONDALE INDUSTRIES, INC.




Date:  May  9, 1994                By:/s/ THOMAS M. KITCHEN
                                 Thomas M. Kitchen
                                 Vice President &
                                   Chief Financial Officer

                            EXHIBIT INDEX

Number                       Description                      Page Number

 4.9    Avondale/Ogden Letter Agreement

 15     Letter re: unaudited interim financial information

[LETTERHEAD OF AVONDALE INDUSTRIES, INC.]

April 29, 1994



Mr. Philip G. Husby
Senior Vice President &
  Chief Financial Officer
Ogden Corporation
Two Pennsylvania Plaza
New York, New York  10121

Dear Phil:

Regarding your letter of March 18, 1994, I prefer to restate our understandings as follows:

 A. Avondale will refund the existing IRB debt on June 1, 1994 without Ogden as guarantor or provider of credit support of any kind. Ogden's credit support obligations with respect to this Avondale indebtedness will end no later than June 1, 1994. Ogden and Avondale expect to cooperate with each other in connection with this refunding process. Avondale will advise Ogden of its plan of refunding immediately and keep Ogden informed throughout the refunding process.

 B. Avondale and Ogden will resolve all outstanding tax issues between them. As part of this resolution, the Tax Sharing Agreement (as amended) (TSA) will be terminated and Avondale will pay no later than June 1, 1994,
     $5.0 million cash to Ogden plus a $8.0 million senior unsecured note (subject to reasonable terms and conditions acceptable to the Company's lenders under its principal credit facilities), payable to Ogden in two annual installments of $5.0 million and $3.0 million due June 1, 1995 and 1996, respectively, and bearing interest on the unpaid balances at the
     rate of 10% per annum.   The total payment of $13.0 million represents
     principally the reimbursement of taxes due pursuant to the tax sharing agreement; remaining monies will be considered reimbursement, partial or otherwise, of interest due under the tax sharing agreement.

 C. Avondale and Ogden will terminate any litigation support currently provided by Ogden pursuant to the Amended and Restated Preferred Stock Purchase Agreement (PSPA) on June 1, 1994.

 D.  Avondale will use its best efforts to post satisfactory collateral with the
     U. S. Department of Labor as a substitute for all of the performance bonds and other similar collateral currently provided by Ogden on Avondale's behalf. It is our understanding that such collateral totals $16.6 million. While we may be unable to obtain the release of all Ogden-backed collateral we expect to be able to reduce the amount for which Ogden is responsible to no more than $5 million by September 30, 1994. We will keep Ogden informed regarding the resolution of these matters.

 E. All payments of $982,219.00 made by Ogden to date in connection with Avondale insurance matters will be repaid fully. If Ogden receives a credit or reimbursement for any such payment, then a refund of such credit or reimbursement shall be made by Ogden to Avondale promptly.

All of the foregoing matters must be implemented, resolved or otherwise settled in the manner as described above, in which case the Amended and Restated Preferred Stock Purchase Agreement and the Tax Sharing Agreement as amended will terminate. In the event Avondale is able to fully resolve the matters referred to in A, B, C and E above, but despite its best efforts is unable to fully resolve the matters referred to in D above by September 30, 1994, then Avondale will issue to Ogden Series B Preferred Stock for an amount of the unresolved matters noted in D subject to an overall limit of $7.0 of Series B Preferred Stock in which case the PSPA and TSA will terminate, but Avondale will continue to be responsible for fully resolving matters in D above and for reimbursing Ogden for any losses, costs or claims in connection therewith. Ogden shall return promptly all of such Preferred Stock to Avondale (subject to the right of Ogden to retain any dividends paid or accrued thereon by Avondale prior to such return) if the matters referred to in D are fully resolved prior to January 1, 1995. If such matters are not resolved prior to December 31, 1994 but are resolved by May 31, 1995 Ogden shall return 66 2/3% of such Preferred Stock and Avondale will purchase the remaining 33 1/3% of Preferred Stock for its face amount plus all accrued but unpaid dividends. If such matters are not fully resolved by June 1, 1995 Avondale shall purchase this Preferred Stock on June 1, 1995 for its face amount plus all accrued but unpaid dividends and will continue to be responsible for fully resolving matters in D and reimbursing Ogden for any losses, costs or claims in connection therewith. Ogden agrees to not transfer ownership of any Series B Preferred Stock for a one-year period from date of issuance.

In the event Avondale is unable to refund the existing IRB debt by June 1, 1994, then the relative rights and obligations of the parties shall continue to be governed by the arrangements and agreements as they existed prior to the execution of this letter.

Avondale agrees to provide Ogden with periodic information concerning certain retrospective insurance polices.

Definitive agreements will be prepared and executed by both parties promptly following execution of this letter of intent.

If the above is consistent with your understanding of these matters please sign below in the space provided for you.

Very truly yours,

AVONDALE INDUSTRIES, INC.


\s\ Thomas M. Kitchen
Thomas M. Kitchen
Vice President &
  Chief Financial Officer

TMK/jhw

Agreed to by:

OGDEN CORPORATION



\s\ Philip G. Husby
Philip G. Husby
Senior Vice President &
  Chief Financial Officer

[LETTERHEAD OF DELOITTE & TOUCEH]

May 2, 1994

Avondale Industries, Inc.
Post Office Box 50280
New Orleans, Louisiana 70150

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Avondale Industries, Inc. and subsidiaries for the periods ended March 31, 1994 and 1993 as indicated in our report dated May 2, 1994; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March
31, 1994, is incorporated by reference in Registration Statement
No. 33-31984 on Forms S-8 and S-3.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.




DELOITTE & TOUCHE
New Orleans, Louisiana

[LETTERHEAD OF AVONDALE INDUSTRIES, INC.]

May 9, 1994



Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

Please accept for filing, via a direct transmission to the EDGAR System, the Form 10-Q of Avondale Industries, Inc. for the quarter ended September 30, 1994.

We are also mailing the required number of copies of this report to the National Association of Securities Dealers, Inc.

Should you have any questions, please contact me at 504/436-5238.

Very truly yours,



\s\ Bruce L. Hicks