Form 10-Q/A
period 1994-03-31
AVONDALE INDUSTRIES INC
filed 1994-05-10
CIK 829444

FORM 10-Q/A
                    AMENDMENT NO. 1
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

          10.5(i) Avondale/Ogden Letter Agreement

          15   Letter re: unaudited interim financial information

          (b)  Reports on Form 8-K:

               Not applicable.

                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AVONDALE INDUSTRIES, INC.




Date:  May  10, 1994               By:/s/ THOMAS M. KITCHEN
                                 Thomas M. Kitchen
                                 Vice President &
                                   Chief Financial Officer

                             EXHIBIT INDEX

Number                  Description                           Page Number

10.5(i)   Avondale/Ogden Letter Agreement

15        Letter re: unaudited interim financial information