Form 10-Q
period 1994-06-30
AVONDALE INDUSTRIES INC
filed 1994-08-08
CIK 829444

FORM 10Q
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

    (Mark One)

    [ X ] Quarterly Report Pursuant to Section 12 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1994

    [   ]    Transition  Report Pursuant  to Section  13 or 15(d)  of the
             Securities Exchange Act of 1934

    For    the    transition    period    from   _______________________
    to________________________

    For Quarter Ended  June 30, 1994

    Commission File Number  0-16572

                          AVONDALE INDUSTRIES, INC.



         Louisiana                                39-1097012
   (State or other jurisdiction of              ( I . R . S . Employer
    incorporation or organization                Identification No.)


    P. O. Box 50280, New Orleans, Louisiana           70150
   (Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code 504/436-2121

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file such filing
    requirements for the past 90 days.  YES    X     NO        .

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                    Class                        Outstanding at June 30, 1994
      Common stock, par value $1.00 per share            14,464,175 shares

                      AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

                                        INDEX


                                                                   Page No.

        Part I.  Financial Information

             Item 1. Financial Statements

                 Independent Accountants' Report

                 Consolidated Balance Sheets -
                 June 30, 1994 and December 31, 1993

                 Consolidated Statements of Operations -
                 Six Months Ended June 30, 1994 and 1993

                 Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 1994 and 1993

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

             Item 1. Legal Proceedings

             Item 2. Changes in Securities

             Item 3. Defaults Upon Senior Securities

             Item 4. Submission of Matters to a Vote of Security Holders

             Item 5. Other Information

             Item 6. Exhibits and Reports on Form 8-K

	       [LETTERHEAD OF DELOITTE & TOUCHE]

        INDEPENDENT ACCOUNTANTS' REPORT

        To the Board of Directors and Shareholders of Avondale Industries, Inc.

        We have reviewed the condensed consolidated financial statements of Avondale Industries, Inc. and subsidiaries, as listed in the accompanying index, as of June 30, 1994 and for the three-month and six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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




        \s\ DELOITTE & TOUCHE
            New Orleans, Louisiana
        August 3, 1994

                            PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements

                  AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (In thousands of dollars)


                                                 June 30,    December 31,
                                                   1994          1993
         	 			 	                                --------      --------
					                                          (Unaudited)

    ASSETS
    Current Assets:
      Cash and cash equivalents . . . . . .      $  19,911     $   3,195
      Restricted short-term investments   .          1,193
      Receivables (Note 2):
        Accounts receivable . . . . . . . .         22,793       103,020
        Contracts in progress . . . . . . .         41,678        27,032
      Inventories:
        Goods held for sale . . . . . . . .          6,768         4,604
        Materials and supplies  . . . . . .          7,819         9,005
      Prepaid expenses  . . . . . . . . . .          5,170         4,741
	 			                                             --------      --------
        Total current assets  . . . . . . .        105,332       151,597

    Property, Plant And Equipment:

    Land  . . . . . . . . . . . . . . . . .          9,324         9,324
    Buildings and improvements  . . . . . .         46,669        46,162
    Machinery and equipment . . . . . . . .        173,545       173,456
				                                   	          --------      --------
      Total . . . . . . . . . . . . . . . .        229,538       228,942

    Less accumulated depreciation . . . . .       (108,179)     (103,400)
                                          						  --------      --------
      Property, plant and equipment - net .        121,359       125,542

    Goodwill - net (Note 4) . . . . . . . .         30,319        17,892

    Other assets  . . . . . . . . . . . . .          4,974         7,108
                                       		    			  --------      --------
        Total assets  . . . . . . . . . . .      $ 261,984     $ 302,139
						                                            ========      ========

    See Notes to Consolidated Financial Statements.

                  AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (In thousands of dollars)


                                                 June 30,    December 31,
                                                   1994          1993
                                        					 	 --------      --------
                                                (Unaudited)

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
      Notes payable . . . . . . . . . . . .      $   5,000     $  38,303
      Current portion of long-term debt . .            866         6,568
      Accounts payable  . . . . . . . . . .         51,315        56,797
      Accrued employee compensation . . . .         14,577        12,352
      Other . . . . . . . . . . . . . . . .         10,844        13,012
                                   					          --------      --------
        Total current liabilities . . . . .         82,602       127,032

    Notes payable . . . . . . . . . . . . .          3,000           107

    Long-term debt  . . . . . . . . . . . .         43,263        43,741

    Other liabilities and deferred credits          14,656        16,904
                                          						  --------      --------
      Total liabilities . . . . . . . . . .        143,521       187,784

    Commitments and contingencies (Note 4)

    Shareholders' Equity:
     Common stock, $1,00 par value, authorized
      30,000,000 shares; issued-15,927,191 shares
      in 1994 and 1993  . . . . . . . . . .         15,927        15,927
      Additional paid-in capital  . . . . .        373,911       373,911
      Accumulated deficit . . . . . . . . .       (259,519)     (263,627)
                                   					          --------      --------
        Total . . . . . . . . . . . . . . .        130,319       126,211

    Treasury stock (common: 1,463,016 shares in
      1994 and 1993) at cost . . . . . . . .      ( 11,856)     ( 11,856)
                                     			          --------	     --------
    Total shareholders' equity  . . . . . .        118,463       114,355
		                                          				  --------      --------
      Total . . . . . . . . . . . . . . . .      $ 261,984     $ 302,139
                                           					  ========      ========
    See Notes to Consolidated Financial Statements.

                  AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (UNAUDITED)



                          Quarter Ended June 30,   Six Months Ended June 30,
                            1994          1993          1994       1993
                     			  --------      --------      --------	  --------

    Net sales . . . . .    $ 122,314    $ 122,453    $ 227,348   $ 261,806

    Cost of sales . . .      111,086      111,675      206,237     240,842
                            --------     --------     --------    --------
    Gross profit  . . .       11,228       10,778       21,111      20,964

    Selling, general and
    administrative expenses    8,431        8,046       15,196      15,472
                     			    --------     --------     --------    --------
    Income from operations     2,797        2,732        5,915       5,492

    Interest expense  .     (    953)    (  2,360)    (  2,173)   (  4,812)

    Other - net . . . .          230           27          366          67
              		       	    --------     --------     --------    --------
    Income before income
     taxes                     2,074          399        4,108         747

    Income taxes (Note 5)         --           --           --          --
                     			    --------     --------     --------    --------
    Net income  . . . .    $   2,074    $     399    $   4,108   $     747
                     			    ========     ========     ========    ========
    Income per share of
     common stock (Note 6) $    0.14    $    0.03    $    0.28   $    0.05
	                     		    ========     ========     ========    ========

    See Notes to Consolidated Financial Statements.

                  AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                (In thousands)
                                 (UNAUDITED)


                                                          1994        1993
    CASH FLOWS FROM OPERATING ACTIVITIES:      	       --------	   --------
      Net income  . . . . . . . . . . . . .            $  4,108   $    747
      Adjustments to reconcile net income to net cash
      provided by (used for) operating activities:
        Depreciation and amortization . . .               5,800      5,862
        Changes in operating assets and liabilities,
        net of dispositions:
          Receivables . . . . . . . . . . .              65,581      1,907
          Inventories . . . . . . . . . . .             (   978)       606
          Prepaid expenses  . . . . . . . .             (   429)     1,467
          Accounts payable  . . . . . . . .             ( 5,482)   ( 5,533)
          Accrued employee compensation . .               2,225      2,133
          Other - net . . . . . . . . . . .             ( 1,312)   ( 1,849)
				                                                			--------   --------
    Net Cash Provided By Operating Activities            69,513      5,340
					                                                		--------   --------
    CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures  . . . . . . . .             ( 2,014)   (   398)
      Proceeds from sale of assets  . . . .                          7,591
      Purchase of restricted short-term investments     (13,891)
      Proceeds from sale of restricted
        short-term investments                           12,698
      Payment to former corporate parent (Note 4)       ( 5,000)
                                                        --------   --------
      Net Cash Provided By (Used For)
       Investing Activities . . . . . . . .             ( 8,207)     7,193
				                                                 			--------   --------
    CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of long-term borrowings (Note 3)          (80,840)   (13,035)
      Proceeds from long-term borrowings (Note 3)        36,250
	                                                 						--------   --------
      Net Cash (Used For) Financing Activities          (44,590)   (13,035)
		                                                 					--------   --------
    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS  . . . . . . . . . .              16,716    (   502)
    CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD  . . . . . . .               3,195      7,613
                                                 							--------   --------
    CASH AND CASH EQUIVALENTS
      AT END OF PERIOD  . . . . . . . . . .            $ 19,911   $  7,111
		                                                    		========   ========
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest         $  2,461   $  4,569
					                                                 		========   ========
      Note issued to former corporate parent (Note 4)  $  8,000
  		                                                				========
   See Notes to Consolidated Financial Statements.

   AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   1.   BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of Avondale Industries, Inc. and its subsidiaries ("Avondale" or the "Company"). In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the interim financial statements. These interim financial statements should be read in conjunction with the December 31, 1993 audited financial statements and related notes filed on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

        The financial statements required by Rule 10-01 of Regulation S-X have been reviewed by independent public accountants as stated in their report included herein.

   2.   RECEIVABLES

        The following information presents the elements of receivables at June 30, 1994 and December 31, 1993 (in thousands):

                                                      1994        1993
                                             			   --------    --------
                                                  (Unaudited)
        Long-term contracts:
            U.S. Government:
              Amounts billed . . . . . . .        $  12,625    $  90,867
              Unbilled costs and estimated
                profits on contracts in
                progress . . . . . . . . .           32,559       16,813
                                           					   --------     --------
              Total  . . . . . . . . . . .           45,184      107,680

            Commercial:
             Amounts billed . . . . . . .             6,534        8,820
             Unbilled costs and estimated
                profits on contracts in
                progress . . . . . . . . .            9,119       10,219
                                            				   --------     --------
            Total from long-term contracts           60,837      126,719
        Trade and other current receivables           3,634        3,333
  					                                        	   --------     --------
        Total  . . . . . . . . . . . . . .         $ 64,471    $ 130,052
						                                             ========     ========

        Unbilled costs and estimated profits on contracts in progress were not billable to customers at the balance sheet dates under terms of the respective contracts. As discussed in Note 2 of the Company's 1993 Annual Report on Form 10-K for the year ended December 31, 1993, as a result of the Company's settlement with the U.S. Navy of its Requests for Equitable Adjustments ("REAs") in December 1993, the Company invoiced approximately $90 million of the settlement amount at the end of 1993, all of which was received by the Company by April 18, 1994.

   3.   FINANCING ARRANGEMENTS

        On May 10, 1994, the Company established with a bank group a $35 million revolving credit facility secured principally by the Company's working capital assets and its 900 foot floating drydock. The new credit facility replaces a similar previous existing facility and provides the Company with the right to require the bank group to post letters of credit on the Company's behalf up to an aggregate limit of $25 million (of the $35 million credit line limit) in support of its operations. At June 30, 1994 $22 million of letters of credit were outstanding under the new credit facility. The new credit facility contains certain terms and covenants similar to the previous facility which provide for, among other things, (1) requirements to meet certain financial covenants (relating to net worth, debt, interest coverage and backlog), (2) limitations related to annual capital expenditures, the incurrence of new indebtedness and the payment of dividends and (3) compliance with all terms and conditions of all other debt agreements.

        In addition, on June 1, 1994, the Company completed the issuance of $36.25 million of Series 1994 Refunding Bonds resulting in the refinancing and redemption of the $36.25 million Series 1983 Industrial Revenue Bonds ("IRBs"). The Series 1994 Refunding Bonds call for principal amortization to begin on June 1, 1997 and continue thereafter until final payment in 2014. The Refunding Bonds are comprised of $6 million at the tax-exempt rate of 8.25% maturing in 2004 and $30.25 million at the tax-exempt rate of 8.50% maturing in 2014. The Refunding Bonds are secured by the Company's 650 foot floating drydock and a debt reserve fund. Certain terms and covenants provide that, among other things, the Company meet certain financial covenants relating to (1) net worth, (2) debt and debt coverage ratios,
        (3) payment of dividends and (4) maintenance of a minimum level of lines of credit and cash.

        As further discussed in Note 4 to the financial statements the Company issued to its former corporate parent an $8 million unsecured note, due in $5 million and $3 million installments in 1995 and 1996, respectively, with an annual interest rate of 10%.

   4.   COMMITMENTS AND CONTINGENCIES

        Litigation

        In January 1986, the Louisiana Department of Environmental Quality advised the Company that it may be a responsible party with respect to an oil reclamation site operated by an unaffiliated company. The Company supplied a substantial portion of the waste oil that was processed at the reclamation site during the period 1978 through 1982. Potential liability, if any, for clean-up of this site typically would be apportioned among the responsible parties based on the volume of material sent by each to the waste site. The Company and certain of the other potentially responsible parties for the site have entered into a preliminary agreement to fund the site's remediation. Pursuant to that agreement the Company agreed to contribute $3.5 million as its estimated share of the total clean-up costs, which obligation it had fully funded by June 30, 1994. Following completion of the remediation, a final determination will be made as to the proper allocation of the remediation responsibility among the various parties. The Company's share of the clean-up costs could be lower, or higher, than the $3.5 million that it has contributed, but the Company does not expect its remediation costs to vary materially from this amount. Additionally, since July 1986, a number of toxic tort lawsuits have been filed seeking substantial damages against the Company and numerous other defendants alleging various claims in connection with this oil reclamation site.

        The Company initiated litigation against its insurer for a declaration of coverage of the liability, if any, that may arise in connection with the remediation of the site referred to in the preceding paragraph or the related tort litigation. The court has ruled that the insurer has the duty to defend the Company, but has not yet ruled on whether the carrier has a duty to indemnify the Company if any liability is ultimately assessed against it.

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

        Ogden

        The Company and its former corporate parent Ogden Corporation ("Ogden") have terminated certain arrangements between the two companies which related to Ogden's sale of the Avondale Common Stock to Avondale's Employee Stock Ownership Plan ("the Spin-off") in 1985. Prior to their termination, these arrangements could have required the Company to reimburse Ogden for approximately $20 million for certain 1985 and prior years' tax liabilities or to issue preferred stock or debentures to Ogden in the amount of its reimbursement obligation. The 1985 agreements also required Ogden to continue to guarantee the Series 1983 IRBs as well as guarantee certain other Avondale obligations. The previous arrangements terminated (i) upon the payment by the Company to Ogden of $5 million of cash on June 1, 1994, (ii) the Company's delivery to Ogden of a two-year unsecured note  in the  principal amount  of $8  million bearing interest at 10% per annum and payable in $5 million and $3 million installments in 1995 and 1996, respectively, (iii) the refunding on June 1, 1994 of the $36.25 million Refunding Bonds (without an Ogden guarantee) to replace an IRB issuance that Ogden had guaranteed, and (iv) the Company's securing of Ogden's release from its other guarantees of the Company's obligations. The $13 million settlement with Ogden noted above was accounted for as an adjustment to the purchase price incurred in connection with the Spin-off from Ogden and resulted in a concurrent increase to the Company's goodwill.

        Letters of Credit

        In the normal course of its business activities, the Company is required to provide letters of credit to secure the payment of workers' compensation and insurance obligations. Additionally, under certain contracts the Company may be required to provide letters of credit which may be drawn down in the event of the Company's failure to perform under the contracts. Outstanding letters of credit relating to these business activities amounted to $22 million and approximately $13 million at June 30, 1994 and December 31, 1993, respectively.

   5.   INCOME TAXES

        No provision for income taxes is reflected in the accompanying financial statements due to the availability of net operating loss carryforwards, the benefits of which have not been fully recognized in the Company's financial statements (see Note 8 of the Company's Annual Report on the 1993 Form 10-K).

   6.   INCOME (LOSS) PER SHARE

        The weighted average number of shares used in the computation of income per share was 14,468,000 and 14,464,000 for the quarters ended June 30, 1994 and 1993, respectively, and 14,472,000 and 14,464,000 for the six months ended June 30, 1994 and 1993, respectively. There are no factors that result in dilution in the periods presented.

   Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended June 30, 1994 and 1993 and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

        Overview

        For the quarter and six months ended June 30, 1994 the Company significantly improved its results of operations and financial position as compared to the same periods in the prior year. Net income increased substantially over the same periods in the prior year, due principally to a reduction in interest expense following the repayment by the Company of outstanding balances on its previously outstanding revolving credit facilities and senior notes. The repayment of these debt obligations was made possible by the successful resolution and settlement of the Company's Requests for Equitable Adjustments ("REAs") in December 1993.

        The Company successfully completed two financing measures in the first six months of 1994 that strengthened the Company's liquidity position. On May 10, 1994 the Company established a $35 million revolving credit facility with a bank group. In addition, on June 1, 1994 the Company refunded its $36.25 million of Series 1983 Industrial Revenue Bonds ("IRBs") through the issuance of $36.25 million of Series 1994 Refunding Bonds which are due in 2004 and in 2014.

        In addition to the foregoing measures, the Company eliminated certain significant contingencies when it terminated certain arrangements between the Company and Ogden which, among other things, would have required the Company to reimburse Ogden for certain 1985 and prior years' tax liabilities. This settlement is further discussed below and in Note 4 of the Notes to the Consolidated Financial Statements herein.

        Included in the Company's $1.2 billion backlog (excluding options) at June 30, 1994 is work to be performed on three 1994 contract awards, a $27 million contract award for a third gaming vessel, to be delivered in the fourth quarter of 1994, and two contracts totaling $25.7 million for the drydock and repair of four Fast Sealift Ships. These two drydock and repair contracts are scheduled for completion in the fourth quarter of 1994 and the first quarter of 1995. Additionally, Avondale and four other shipyards received contracts for the preliminary design study on the U.S. Navy's LPD 17 ship. The $480,000 fixed-price contract is expected to last approximately one year. The LPD 17 construction program is anticipated to be a multi-ship project with the first construction contract award forecasted for 1996. The U.S. Navy is expected to order construction of up to twelve LPD 17 ships to partially replace over 30 of its amphibious vessels that are scheduled for decommissioning over the next ten years.

        Results of Operations

        The Company recorded net income of approximately $2.1 million, or $0.14 per share, for the second quarter ended June 30, 1994 compared to $399,000, or $0.03 per share, for the second quarter of 1993. For the first six months of 1994 the Company recorded net income of approximately $4.1 million, or $0.28 per share, compared to $747,000, or $0.05 per share, in the prior year. The improvement in the Company's 1994 second quarter and year-to-date net income principally reflects a reduction in interest expense.

        Net sales for the six months ended June 30, 1994 decreased approximately $34.5 million, or 13.2%, from the same period in 1993 while net sales for the second quarter of 1994 decreased $139,000 as compared to the prior year's quarter. The decrease in net sales is consistent with a declining level of activity in the Company's shipbuilding operations, with most of the Company's current year net sales attributable to shipbuilding contracts with the U.S. Navy to build seven T-AO Oilers (three of which remain to be completed), three Landing Ship Dock-Cargo Variant (LSD-CV) vessels and four MHC-51 Class Coastal Minehunters (MHCs)(all of which remain to be completed).

        Gross profit of $11.2 million for the current quarter and $21.1 million for the first six months of 1994 is consistent with the $10.8 million and $20.9 million gross profit reported for the respective periods in the prior year. Contributing to the 1994 gross profit were profits currently being recognized as work progresses on two gaming vessels scheduled for delivery in the third quarter of 1994 and profits being recognized on the contract to construct the seven T-AOs. The Company's work on the contract to construct the three LSD-CVs, which accounted for approximately 19% and 22% of second quarter and year-to-date 1994 revenues, respectively, is being performed on a break-even basis and it is not expected that any additional profits on the three LSD-CV contract will be recorded. Also contributing to the 1994 gross profit were profits recognized by the Company's marine repair and wholesale steel operations.

        Selling, general and administrative ("SG&A") expenses for the second quarter and six months ended June 30, 1994 remained comparable to the same periods in 1993.

        Interest expense decreased by $1.4 million, or 59.6%, for the second quarter of 1994 and decreased approximately $2.6 million, or 54.8%, for the six months ended June 30, 1994 as compared to the same periods in the prior year. The decrease is due principally to the reduction in the Company's overall level of debt, which decreased by $47.7 million, or 46.1%, at June 30, 1994 as compared to June 30, 1993 (see "Liquidity and Capital Resources" below).

        There is no provision for income taxes in 1994 and 1993 due to the availability of net operating loss carryforwards, the benefits of which have not been fully recognized in the Company's financial statements.

        During the first six months of 1994 the Company delivered the fourth ship of the seven T-AO Oilers contract. The Company plans to deliver the first ship of the three LSD-CVs contract in the fourth quarter of 1994 and the two gaming vessels in third quarter of 1994. Currently, the Company has submitted a bid for the construction of four double-hulled forebodies for a contract which is expected to be awarded in late 1994. This project is in response to the Oil Pollution Act of 1990 ("OPA'90"). The Company has also received expressions of interest from several other ship owners who wish to retro-fit their vessels to comply with the OPA'90 requirements.

        Liquidity and Capital Resources

        As discussed in the 1993 Form 10-K, the December 1993 settlement of the Company's Requests for Equitable Adjustments ("REAs") substantially improved the Company's liquidity. At the end of 1993, the Company invoiced approximately $90 million of the $145 million REA settlement amount, all of which was received by the Company by April 18, 1994. The remaining $55 million will be billed by the Company as work progresses on the contracts that were the subject of the REAs. The cash received by the Company to date enabled the Company to retire its approximately $6 million of senior notes and approximately $38 million balance of outstanding loans under two previous credit facilities.

        On May 10, 1994, the Company established with a bank group a $35 million revolving credit facility secured principally by the Company's working capital assets and its 900 foot floating drydock. Among other things, under the credit facility the Company has the right to require the bank group to post letters of credit on the Company's behalf up to an aggregate limit of $25 million (of the $35 million credit line limit) in support of its operations. At June 30, 1994 $22 million of letters of credit were outstanding under the new credit facility.

        On June 1, 1994, the Company announced that it had completed the issuance of $36.25 million of Series 1994 Refunding Bonds resulting in the refinancing and redemption of the Series 1983 IRBs. The Series 1994 Refunding Bonds call for principal amortization to begin on June 1, 1997 and continue thereafter until final payment in 2014. The Refunding Bonds are comprised of $6 million at the tax-exempt rate of 8.25% maturing in 2004 and $30.25 million at the tax-exempt rate of 8.50% maturing in 2014.

        The Company and Ogden, its former corporate parent, have terminated certain arrangements between them which have existed since the Spin-off in 1985. Prior to their termination, these arrangements could have required the Company to reimburse Ogden for approximately $20 million for certain 1985 and prior years' tax liabilities or to issue preferred stock or debentures to Ogden in the amount of its reimbursement obligation. The 1985 agreements also required Ogden to continue to guarantee the Series 1983 IRBs as well as guarantee certain other Avondale obligations.

        The previous arrangements terminated (i) upon the payment by the Company to Ogden of $5 million of cash on June 1, 1994,
        (ii) the  Company's delivery to  Ogden of a  two-year unsecured note in the principal amount of $8 million bearing interest at 10% per annum and payable in $5 million and $3 million installments in 1995 and 1996, respectively, (iii) the refunding on June 1, 1994 of the $36.25 million Refunding Bonds (without an Ogden guarantee) to replace an IRB issuance that Ogden had guaranteed, and (iv) the Company's securing of Ogden's release from its other guarantees of the Company's obligations. The $13 million settlement with Ogden noted above was accounted for as an adjustment to the purchase price incurred in connection with the Spin-off from Ogden and resulted in a concurrent increase to the Company's goodwill.

        Further, in order to improve liquidity and to permit management to focus on marine construction, the Company continues to explore the possible sale of its non-core assets. As previously disclosed, in March 1993, the Company sold the assets of its Harvey Quick Repair business with the majority of the net proceeds applied to the restructured debt. While the Company is in the process of marketing several other facilities, any such sales would only be made for amounts that are not less than management's estimate of the fair value of the assets. Although management of the Company believes that its available cash and liquidity sources are adequate to fund its operations for the foreseeable future, management from time to time has considered the advisability of certain capital expenditure programs to, among other things, upgrade and modernize its plant and equipment. While no final decision has been made on whether to embark on such a capital expenditure program, any material increase in capital expenditures would require the Company to raise additional capital.

                          PART II - OTHER INFORMATION



        Item 1.   Legal Proceedings

                  Not applicable.


        Item 2.   Changes in Securities

                  Not applicable.


        Item 3.   Defaults Upon Senior Securities

                  Not applicable.


        Item 4.   Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of the shareholders of Avondale Industries, Inc. (the "Meeting") was held on May 6, 1994 and 13,003,232 shares were represented. The voting tabulation for each of the proposals follows:

             (a)  The  election  of  the  following  to  the  Board  of
                  Directors:

                  Albert L. Bossier, Jr., 8,773,168 votes for, 954,338 votes withheld and Hugh A. Thompson, 8,825,639 votes for, 901,867 votes withheld.

                  The following directors' terms of office as director continued after the meeting:

                  Anthony  J. Correro, III, Kenneth  B. Dupont, William
                  A. Harmeyer and Thomas M. Kitchen.

             (b) A proposal to urge the Board of Directors to take steps to change the composition of the Board of
                  Directors to provide that the Board of Directors shall consist of a majority of Independent Directors was not adopted by the following vote: 8,118,091 against, 1,165,543 for, 103,947 abstained and zero broker nonvote.

             (c) A proposal to urge the Board of Directors to establish a Nominating Committee of the Board was not adopted by the following vote: 8,133,308 against, 1,140,698 for, 109,293 abstained and zero broker nonvote.

             (d) A proposal to urge the Board of Directors to adopt and implement a policy of confidential voting at all meetings of Company shareholders was not adopted by the following vote: 7,581,563 against, 1,701,839 for, 92,491 abstained and zero broker nonvote.

             (e) A proposal to urge the Board of Directors to take steps necessary to declassify the Board of Directors for the purposes of director elections was not adopted by the following vote: 7,629,514 against, 1,641,967 for, 107,579 abstained and zero broker nonvote.

             (f) A proposal to urge the Board of Directors to take the necessary steps to adopt and implement a policy of cumulative voting for all elections of directors was not adopted by the following vote: 8,095,016 against, 1,171,404 for, 110,307 abstained and zero broker nonvote.

             (g) A proposal to urge the Board of Directors to take the steps necessary to reconstitute the Board's Compensation Committee was not adopted by the following vote: 7,663,846 against, 1,607,732 for, 105,787 abstained and zero broker nonvote.

        Item 5.   Other Information

                  Not applicable.

        Item 6.   Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       15   Letter  re:    unaudited  interim financial
                            information.

                  (b)  Reports on Form 8-K:

                       Not applicable.

                                  SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AVONDALE INDUSTRIES, INC.


            Date:  August 5, 1994          By:/s/   ALBERT  L. BOSSIER, JR.
                                             Albert L. Bossier, Jr.
                                             Chairman, President &
                                               Chief Executive Officer





            Date:  August 5, 1994          By:/s/ THOMAS M. KITCHEN

                                             Thomas M. Kitchen
                                             Vice President &
                                               Chief Financial Officer

                                     EXHIBIT INDEX




          Number                    Description                  Page Number



            15        Letter re: unaudited financial information

        [LETTERHEAD OF DELOITTE & TOUCHE]

        August 3, 1994

        Avondale Industries, Inc.
        Post Office Box 50280
        New Orleans, Louisiana  70150

        We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Avondale Industries, Inc. and subsidiaries for the periods ended June 30, 1994 and 1993, as indicated in our report dated August 3, 1994; because we did not perform an audit, we expressed no opinion on that information.

        We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, is incorporated by reference in Registration Statement No. 33-31984 on Forms S-8 and S-3.

        We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


         \s\ DELOITTE & TOUCHE
             New Orleans, Louisiana

[LETTERHEAD OF AVONDALE INDUSTRIES, INC.]

August 8, 1994

Securities and Exchange Commission
450 5th Street, N. W.
Washington, D.C.  20549

Ladies and Gentlemen:

Please accept for filing, via a direct transmission to the EDGAR System, the Form 10-Q of Avondale Industries, Inc. for the quarter ended June 30, 1994.

We are also mailing the required number of copies of this report to the National Association of Securities Dealers, Inc.

Should you have any questions, please contact me at 504/436-5238.

Very truly yours,


\s\ Thomas M. Kitchen