Form 10-Q
period 1994-09-30
AVONDALE INDUSTRIES INC
filed 1994-11-14
CIK 829444

FORM 10Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

        (Mark One)

        [  X  ]Quarterly  Report  Pursuant  to  Section  12  or  15(d) of the
            Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1994

        [    ]Transition  Report  Pursuant  to  Section  13  or 15(d) of  the
            Securities Exchange Act of 1934

        For    the    transition    period    from    _______________________
        to________________________

        For Quarter Ended  September 30, 1994

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

                                                       Outstanding
                   Class                           at September 30, 1994
        Common stock, par value $1.00 per share       14,464,175 shares

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

                                       INDEX


                                                                  Page No.

        Part I. Financial Information

            Item 1.  Financial Statements

                Independent Accountants' Report

                Consolidated Balance Sheets -
                September 30, 1994 and December 31, 1993

                Consolidated Statements of Operations -
                Quarters and Nine Months Ended September 30, 1994 and 1993

                Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 1994 and 1993

                Notes to Consolidated Financial Statements

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

        Part II.Other Information

            Item 1.  Legal Proceedings

            Item 2.  Changes in Securities

            Item 3.  Defaults Upon Senior Securities

            Item 4.  Submission of Matters to a Vote of Security Holders

            Item 5.  Other Information

            Item 6.  Exhibits and Reports on Form 8-K

        [LETTERHEAD OF DELOITTE & TOUCHE LLP]


        INDEPENDENT ACCOUNTANTS' REPORT

        To the Board of Directors and Shareholders of Avondale Industries, Inc.

        We have reviewed the condensed consolidated financial statements of Avondale Industries, Inc. and subsidiaries, as listed in the accompanying index, as of September 30, 1994 and for the three-month and nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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




        DELOITTE & TOUCHE LLP

        November 8, 1994

                           PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             (In thousands of dollars)
                                    (UNAUDITED)


                                            September  30,    December 31,
                                                   1994           1993
        ASSETS
        Current Assets:
          Cash and cash equivalents....          $  19,583       $  3,195
          Restricted short-term investments          1,498
          Receivables (Note 2):
            Accounts receivable........             25,713        103,020
            Contracts in progress......             45,017         27,032
          Inventories:
            Goods held for sale........              7,473          4,604
            Materials and supplies.....              7,559          9,005
          Prepaid expenses.............              5,488          4,741
                                                 ---------      ---------
            Total current assets.......            112,331        151,597
                                                 ---------      ---------
          Property, Plant and Equipment:

          Land.........................              9,324          9,324
          Buildings and improvements...             45,471         46,162
          Machinery and equipment......            174,712        173,456
                                                 ---------      ---------
            Total......................            229,507        228,942

          Less accumulated depreciation           (110,656)      (103,400)
                                                 ---------      ---------
          Property, plant and equipment - net      118,851        125,542
                                                 ---------      ---------
        Goodwill - net (Note 4)........             29,875         17,892

        Other assets...................              3,829          7,108
                                                 ---------      ---------
            Total assets...............          $ 264,886      $ 302,139
                                                 =========      =========


        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             (In thousands of dollars)
                                    (UNAUDITED)

                                               September 30,    December 31,
                                                     1994           1993
        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities:
          Notes payable (Note 4).......          $   5,000      $  38,303
          Current portion of long-term debt            866          6,568
          Accounts payable.............             50,367         56,797
          Accrued employee compensation             14,294         12,352
          Other........................             12,760         13,012
                                                 ---------      ---------
            Total current liabilities..             83,287        127,032

        Notes payable (Note 4).........              3,000            107

        Long-term debt (Note 3)........             42,875         43,741

        Other liabilities and deferred credits      15,210         16,904
                                                 ---------      ---------
          Total liabilities............            144,372        187,784
                                                 ---------      ---------
        Commitments and contingencies (Note 4)

        Shareholders' Equity:
          Common stock, $1,00 par value, authorized
          30,000,000 shares; issued - 15,927,191 shares
          in 1994 and 1993.............             15,927         15,927
          Additional paid-in capital...            373,911        373,911
          Accumulated deficit..........           (257,468)      (263,627)
                                                 ---------      ---------
            Total......................            132,370        126,211

          Treasury stock (common: 1,463,016 shares in 1994
            and 1993) at cost..........           ( 11,856)      ( 11,856)
                                                 ---------      ---------
          Total liabilities and shareholders'
            equity                                 120,514        114,355
                                                 ---------      ---------
          Total........................          $ 264,886      $ 302,139
                                                 =========      =========

        See Notes to Consolidated Financial Statements.

                         AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands, except per share data)
                                        (UNAUDITED)
                                     Quarter Ended         Nine Months
                                      September 30,   Ended September 30,
                                      1994      1993       1994     1993
         Continuing Operations:
           Net sales............   $ 125,487 $  98,984  $ 345,253  $ 353,387

           Cost of sales........     110,544    90,488    309,521    324,212
                                    --------  --------   --------   --------
           Gross profit.........      14,943     8,496     35,732     29,175

           Selling, general and
             administrative expenses   7,766     5,906     22,376     20,858
                                    --------  --------   --------   --------
           Income from operations      7,177     2,590     13,356      8,317

           Interest expense.....    (  1,083) (  2,027)  (  3,240)  (  6,756)

           Other - net..........         229        35        595        102
                                    --------  --------   --------   --------
           Income from continuing
            operations before
            income taxes               6,323       598     10,711      1,663

           Income taxes (Note 5)          --        --         --         --
                                    --------  --------   --------   --------

           Income from continuing
             operations.........       6,323       598     10,711      1,663

         Discontinued Operations (Note 6):
           (Loss) from discontinued
             operations.........      (1,629)    (  179)   (1,909)    (  497)
           (Loss) on disposal of
             discontinued operations  (2,643)       ---    (2,643)      ----
                                    --------   --------  --------   --------
           (Loss) from discontinued
             operations.........      (4,272)    (  179)   (4,552)    (  497)
                                    --------   --------  --------   --------
         Net income.............     $ 2,051   $    419   $ 6,159    $ 1,166
                                    ========   ========  ========   ========
         Income (Loss) per Share of
           Common Stock (Note 7):
             Continuing operations   $  0.44   $   0.04   $  0.74    $  0.11
             Discontinued operations  ( 0.30)    ( 0.01)   ( 0.31)   (  0.03)
                                    --------   --------  --------   --------
           Net income per share of
             common stock ......     $  0.14   $   0.03   $  0.43    $  0.08
                                    ========   ========  ========   ========

         See Notes to Consolidated Financial Statements.

                         AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                      (In thousands)
                                       (UNAUDITED)


                                                     1994          1993

        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income...................           $  6,159        $ 1,166
          Adjustments to reconcile net income to net cash
          provided by (used for) operating activities:
            Depreciation and amortization            8,734          8,688
            Changes in operating assets and liabilities,
            net of dispositions:
              Receivables..............             59,322          4,344
              Inventories..............            ( 1,423)         1,179
              Prepaid expenses.........            (   747)           741
              Accounts payable.........            ( 6,430)        (7,230)
              Accrued employee compensation          1,942          1,499
              Other - net..............              2,594         (1,592)
                                                  --------       --------
        Net Cash Provided By Operating Activities   70,151          8,795
                                                  --------       --------
        CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures.........            ( 2,287)        (  844)
          Proceeds from sale of assets.                             7,591
          Purchase of restricted short-term
           investments                             (14,196)
          Proceeds from sale of restricted
           short-term investments                   12,698
          Payment to former corporate parent       ( 5,000)
                                                  --------       --------
          Net Cash Provided By (Used For)
           Investing Activities........            ( 8,785)         6,747
                                                  --------       --------
        CASH FLOWS FROM FINANCING ACTIVITIES:
          Payment of long-term borrowings          (81,228)       (21,255)
          Proceeds from long-term borrowings        36,250
                                                  --------       --------
          Net Cash (Used For) Financing Activities (44,978)       (21,255)
                                                  --------       --------
        NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS.............             16,388        ( 5,713)
        CASH AND CASH EQUIVALENTS
          AT BEGINNING OF PERIOD.......              3,195          7,613
                                                  --------       --------
        CASH AND CASH EQUIVALENTS
          AT END OF PERIOD.............           $ 19,583        $ 1,900
                                                  ========       ========
        SUPPLEMENTAL DISCLOSURES
          OF CASH FLOW INFORMATION:
        Cash paid during the period for interest  $  2,810        $ 5,288
                                                  ========       ========
        Note issued to former corporate parent    $  8,000
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

        2.  RECEIVABLES

            The following information presents the elements of receivables at September 30, 1994 and December 31, 1993 (in thousands):

                                                     1994        1993
            Long-term contracts:
                U.S. Government:
                  Amounts billed..............     $16,302     $ 90,867
                  Unbilled costs and estimated
                     profits on contracts in
                     progress.................      38,943       16,813
                                                   -------     --------
                  Total.......................      55,245      107,680

                Commercial:
                  Amounts billed..............       5,406        8,820
                  Unbilled costs and estimated
                     profits on contracts in
                     progress.................       6,074       10,219
                                                   -------     --------
                Total from long-term contracts      66,725      126,719
            Trade and other current receivables      4,005        3,333
                                                   -------     --------
            Total.............................     $70,730     $130,052
                                                   =======     ========
            Unbilled costs and estimated profits on contracts in progress were not billable to customers at the balance sheet dates under terms of the respective contracts. As discussed in Note 2 of the Company's 1993 Annual Report on Form 10-K for the year ended December 31, 1993, as a result of the Company's settlement with the U.S. Navy of its Requests for Equitable Adjustments ("REAs") in December 1993, the Company invoiced approximately $90 million of the settlement amount at the end of 1993, all of which was received by the Company by April 18, 1994.

            Included in the net value of contracts in progress at September 30, 1994 is an amount, subject to future negotiations, totalling $16 million related to U.S. Navy contracts to construct four MHC-51 Class Minehunters which are presently scheduled for delivery in 1995 and 1996. During the third quarter of 1994, the Company realized that it would be necessary to increase its estimated costs to complete these contracts. The Company believes the additional costs resulted from defective ship specifications that proved impossible to perform at the original cost estimate developed by the Company and, accordingly, intends to file in the near future a Request for Equitable Adjustment ("Minehunter REA") with the U.S. Navy seeking substantial increases in the contract prices. The Company, in consultation with outside counsel, has reviewed the Minehunter REA to determine a minimum estimate of its probable recoverable amount. The Company has received an opinion of outside counsel that such contracts provide a legal basis for the Minehunter REA and the evidence supporting the
            Minehunter  REA  is  objective  and  verifiable.   Based  on  the
            Company's review in consultation with outside counsel and supported by the view of outside counsel that they have no reason to believe that the use of $16 million in quantifying the minimum probable amount of recovery is unreasonable, management has concluded that it is appropriate to offset the loss that it would have otherwise had to recognize with respect to the MHC program by such amount. In addition, the effects of the cost increase have been partially offset by certain contractual cost-sharing and cost-escalation provisions which obligate the U.S. Navy to bear a portion of the additional costs. To the extent that any portion of the $16 million recognized is not recovered, then additional losses will have to be recorded.

        3.  FINANCING ARRANGEMENTS

            On May 10, 1994, the Company established with a bank group a $35 million revolving credit facility secured principally by the Company's working capital assets and its 900 foot floating drydock. The new credit facility replaces a similar previous existing facility and provides the Company with the right to require the bank group to post letters of credit on the Company's behalf up to an aggregate limit of $25 million (of the $35 million credit line limit) in support of its operations. At September 30, 1994 approximately $22 million of letters of credit were outstanding under the new credit facility. The new credit facility contains certain terms and covenants similar to the previous facility which provide for, among other things, (1) requirements to meet certain financial covenants (relating to net worth, debt, interest coverage and backlog), (2) limitations related to annual capital expenditures, the incurrence of new indebtedness and the payment of dividends and (3) compliance with all terms and conditions of all other debt agreements.

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

            As further discussed in Note 4 herein the Company issued to its former corporate parent an $8 million unsecured note, due in $5 million and $3 million installments in 1995 and 1996, respectively, with an annual interest rate of 10%.

        4.  COMMITMENTS AND CONTINGENCIES

            Litigation

            In January 1986, the Louisiana Department of Environmental Quality advised the Company that it may be a responsible party with respect to an oil reclamation site operated by an unaffiliated company. The Company supplied a substantial portion of the waste oil that was processed at the reclamation site during the period 1978 through 1982. Potential liability, if any, for clean-up of this site typically would be apportioned among the responsible parties based on the volume of material sent by each to the waste site. The Company and certain of the other potentially responsible parties ("PRP") for the site have entered into a preliminary agreement to fund the site's remediation. Pursuant to that agreement the Company agreed to contribute $3.5 million as its estimated share of the total clean-up costs, which obligation it had fully funded by June 30, 1994. Following completion of the remediation, a final determination will be made as to the proper allocation of the remediation responsibility among the various parties. The Company's share of the clean-up costs could be lower, or higher, than the $3.5 million that it has contributed, but the Company does not expect its remediation costs to vary materially from this amount. Additionally, since July 1986, a number of toxic tort lawsuits have been filed seeking substantial damages against the Company and numerous other defendants alleging various claims in connection with this oil reclamation site.

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

            In addition to the above, on October 26, 1994 the Company was notified by the U.S. Environmental Protection Agency ("EPA") that it may be a PRP with respect to an oil reclamation site in Pike County, Mississippi operated by a third party not affiliated with the Company. The EPA notice indicates that the Company, along with over fifty other PRPs named in the notice, may have supplied a portion of the waste oil processed at the site. The notice further indicated that the EPA had incurred remediation costs of approximately $300,000 with respect to the site. As noted above, potential liability, if any, for the clean-up of this site would typically be apportioned among the PRPs based on the volume of material sent by each to the waste site. The Company is in the process of complying with the EPA's information request and at this time cannot estimate liability, if any, that may ultimately be assessed against it.

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

            Ogden

            The Company and its former corporate parent, Ogden Corporation ("Ogden"), have terminated certain arrangements between the two companies which related to Ogden's sale of the Avondale Common Stock to Avondale's Employee Stock Ownership Plan ("the Spin-off") in 1985. Prior to their termination, these arrangements could have required the Company to reimburse Ogden for certain 1985 and prior years' tax liabilities or to issue preferred stock or debentures to Ogden in the amount of its reimbursement obligation. The 1985 agreements also required Ogden to continue to guarantee the Series 1983 IRBs as well as guarantee certain other Avondale obligations. The previous arrangements terminated
            (i) upon the payment by the Company to Ogden of $5 million of cash on June 1, 1994, (ii) the Company's delivery to Ogden of a two-year unsecured note in the principal amount of $8 million bearing interest at 10% per annum and payable in $5 million and $3 million installments in 1995 and 1996, respectively, (iii) the refunding on June 1, 1994 of the $36.25 million Refunding Bonds (without an Ogden guarantee) to replace an IRB issuance that Ogden had guaranteed, and (iv) the Company's securing of Ogden's release from its other guarantees of the Company's obligations. The $13 million settlement with Ogden noted above was accounted for as an adjustment to the purchase price incurred in connection with the Spin-off from Ogden and resulted in a concurrent increase to the Company's goodwill.

            Letters of Credit

            In the normal course of its business activities, the Company is required to provide letters of credit to secure the payment of workers' compensation and insurance obligations. Additionally, under certain contracts the Company may be required to provide letters of credit which may be drawn down in the event of the Company's failure to perform under the contracts. Outstanding letters of credit relating to these business activities amounted to approximately $22 million and approximately $13 million at September 30, 1994 and December 31, 1993, respectively.

            Plant Modernization Program

            The  Company  intends to upgrade, modernize and expand its  plant and equipment and estimates that the costs of the plant modernization and expansion will approximate $17.5 million. The plant upgrade and modernization effort is expected to be completed by the third quarter of 1995.

        5.  INCOME TAXES

            No provision for income taxes is reflected in the accompanying financial statements due to the availability of net operating loss carryforwards, the benefits of which have not been fully recognized in the Company's financial statements (see Note 8 of the Company's Annual Report on the 1993 Form 10-K).

        6.  DISCONTINUED OPERATIONS

            During the third quarter of 1994 the Company decided to discontinue its operation of a service contracting subsidiary, Avondale Technical Services, Inc. ("ATS"), formed in 1990 to pursue large-scale service contracts with government and commercial operations. The Company concluded that ATS was not a profitable venture and that the related managerial and financial resources could be more productively invested in the Company's core marine construction operations. The Company expects ATS to complete its current contracts in the first quarter of 1995. As a result, the operating results of ATS for the current and prior-year periods are reported as discontinued operations. Summarized results of ATS are as follows:

                                      Quarter Ended        Nine Months
                                      September 30,     Ended September 30,
                                      1994       1993      1994      1993

               Net sales.....        $ 2,915   $ 3,926   $ 10,497  $ 11,329
               Costs and expenses      4,544     4,105     12,406    11,826
                                     -------   -------   --------  --------
               Loss before income
                 taxes.......         (1,629)   (  179)    (1,909)  (   497)
               Income taxes..            ---       ---        ---       ---
                                     -------   -------   --------  --------
               Loss from discontinued
                 operations..         (1,629)   (  179)    (1,909)   (  497)
               Loss on disposal of
                 discontinued
                 operations..         (2,643)      ---     (2,643)       ---
                                     -------   -------   --------   --------
               Loss from discontinued
                 operations..        $(4,272)  $(  179)  $( 4,552)  $(  497)
                                     =======   =======   ========   ========

        7.  INCOME (LOSS) PER SHARE

            The weighted average number of shares used in the computation of income (loss) per share was 14,468,000 and 14,464,000 for the quarters ended September 30, 1994 and 1993, respectively, and 14,476,000 and 14,464,000 for the nine months ended September 30, 1994 and 1993, respectively. There are no factors that result in dilution in the periods presented.

            Item 2:     Management's  Discussion and  Analysis  of  Financial
                         Condition and Results of Operations

            The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended September 30, 1994 and 1993 and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

            Overview

            For the quarter and nine months ended September 30, 1994 the Company improved its results of continuing operations and financial position as compared to the same periods in the prior year. Income from continuing operations increased over the same periods in the prior year due primarily to net gains on several previously-completed shipbuilding contracts and a reduction in interest expense. As discussed below, discontinued operations represent the operating results of the Company's service contract subsidiary, Avondale Technical Services, Inc.

            The Company successfully completed two financing initiatives in 1994 that strengthened the Company's liquidity position. On May 10, 1994 the Company established a $35 million revolving credit facility with a bank group. In addition, on June 1, 1994 the Company refunded its $36.25 million of Series 1983 Industrial Revenue Bonds ("IRBs") through the issuance of $36.25 million of Series 1994 Refunding Bonds which are due in 2004 and in 2014.

            In addition to the foregoing measures, the Company eliminated certain significant contingencies when it terminated certain arrangements between the Company and Ogden Corporation ("Ogden", its former corporate parent) which, among other things, would have required the Company to reimburse Ogden for certain 1985 and prior years' tax liabilities. This settlement is further discussed below and in Note 4 of the notes to the consolidated financial statements herein.

            Included in the Company's $1.5 billion backlog (excluding options) at September 30, 1994 is work to be performed on four 1994 contract awards, the most significant of which occurred in September 1994 when the U.S. Navy awarded the Company a $420 million contract to construct two additional Strategic Sealift ships. These represent the second and third ships which the Company has now been awarded in the Sealift program. The contract the Company was awarded in 1993 for the initial Sealift ship contained options for five additional vessels. The remaining options for the other three ships are exercisable over the next three years. Other 1994 contract awards include a $27 million contract award for a third gaming vessel to be delivered in mid-1995 and two contracts totaling $25.7 million for the drydock and repair of four Fast Sealift Ships. These two drydock and repair contracts are scheduled for completion in the fourth quarter of 1994 and the first quarter of 1995. Additionally, Avondale and four other shipyards received contracts for the preliminary design study on the U.S. Navy's LPD 17 ship. The $480,000 fixed-price contract is expected to last approximately one year. The LPD 17 construction program is anticipated to be a multi-ship project with the first construction contract award forecasted for a 1996 - 1998 timeframe. The U.S. Navy may order up to twelve LPD 17 ships to partially replace over 30 amphibious vessels that are scheduled for decommissioning.

            The Company intends to file in the near future a Request for Equitable Adjustment ("Minehunter REA") with the U.S. Navy seeking substantial increases in the contract prices for four MHC-51 Class Minehunters ("MHC") currently being built by the Company. The MHC-51 Class Minehunter is a sophisticated vessel which is designed primarily to clear harbor and coastal waters of acoustic, magnetic and pressure/contact mines. It is constructed using a specially designed glass reinforced plastic ("GRP"). The GRP technology was originally developed by a foreign shipyard who is engaged in the construction of other MHC ships for the U.S. Navy and which was required to license the necessary technology and know-how for the design and construction of the vessels to the Company. The additional costs addressed by the Minehunter REA resulted from defective ship specifications provided to the Company that proved impossible to perform at the original cost estimate developed by the Company. In connection with developing the Minehunter REA, the Company realized during the third quarter of 1994 that it would be necessary to increase its cost to complete estimates for the MHC vessels. Prior to the third quarter of 1994, the Company's work on the MHC program was performed on a break-even basis following the Company's recording of a reserve for contract losses that was recorded as part of the overall resolution of the Company's Request for Equitable Adjustments ("REAs") submitted during 1992 that were settled in December 1993. The Company, in consultation with outside counsel, has reviewed the Minehunter REA to determine a minimum estimate of its probable recoverable amount. The Company has received an opinion of outside counsel that such contracts provide a legal basis for the Minehunter REA and the evidence supporting the Minehunter REA is objective and verifiable. Based on the Company's review in consultation with outside counsel and supported by the view of outside counsel that they have no reason to believe that the use of $16 million in quantifying the minimum probable amount of recovery is unreasonable, management has concluded that it is appropriate to offset the loss that it would have otherwise had to recognize with respect to the MHC program by such amount. In addition, the effects of the cost increase have been partially offset also by certain contractual cost sharing and cost escalation provisions which obligate the U.S. Navy to bear a portion of the additional costs. To the extent that any portion of the $16 million recognized is not recovered, then additional losses will have to be recorded.

            As discussed in Note 4 of the notes to the consolidated financial statements herein, the Company has been informed that it may be a potentially responsible party ("PRP") in connection with two oil reclamation sites operated by unaffiliated companies. With respect to one site, the Company, along with other PRPs, has fully funded its share of the estimated total clean-up costs under a preliminary agreement to fund the site's remediation. Following complete remediation, a final determination will be made as to the proper allocation of the remediation responsibility among the various parties at which time the Company's share of the clean-up costs could be lower or higher than the funds it has already contributed. However, the Company does not expect its remediation costs to vary materially from the amount it has already contributed. Refer to Note 4 of the notes to the consolidated financial statements for additional discussion regarding this site.

            With respect to the second oil reclamation site, as discussed in Note 4 herein the Company was advised on October 26, 1994 that it may be a PRP as it may have supplied a portion of the waste oil processed at this site. The Company is currently complying with the information request contained in the notice and at this time cannot estimate liability, if any, that may be assessed ultimately against it in connection with this site.

            While the outcome of these environmental matters cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition or results of operations of the Company.


            Results of Operations

            The Company recorded income from continuing operations of approximately $6.3 million, or $0.44 per share, for the third quarter ended September 30, 1994 compared to $598,000, or $0.04 per share, for the third quarter of 1993. For the first nine months of 1994 the Company recorded income from continuing operations of approximately $10.7 million, or $0.74 per share, compared to $1.7 million, or $0.11 per share, in the prior year. The improvement in the Company's 1994 third quarter and year-to-date income from continuing operations principally reflects a net gain of approximately $3.5 million related to revisions of estimated contract profits on several previously-completed shipbuilding contracts and a reduction in interest expense. The decrease in interest expense is due primarily to the Company's repayment in early 1994 of outstanding balances on its previously outstanding revolving credit facilities and senior notes. The repayment of these debt obligations was made possible by the successful resolution and settlement of the Company's Requests for Equitable Adjustments ("REAs") in December 1993.

            In the third quarter of 1994 the Company decided to discontinue its service contracting subsidiary, Avondale Technical Services, Inc. ("ATS"), formed in 1990 to pursue large-scale service contracts with government and commercial operations. The Company concluded that ATS was not a profitable venture and that the related managerial and financial resources could be more productively invested in the Company's core marine construction operations. The Company expects ATS to complete its current contracts in the first quarter of 1995. As a result, the operating results of ATS for the current and prior-year periods are reported as discontinued operations. The Company recorded a loss from discontinued operations of approximately $4.3 million (including estimated costs related to a contract termination), or $0.30 per share, and approximately $4.6 million, or $0.31 per share, for the third quarter and nine months ended September 30, 1994, respectively. The Company has restated prior year results to record a loss from discontinued operations of approximately $179,000, or $0.01 per share, and approximately $497,000, or $0.03 per share, for the quarter and nine months ended September 30, 1993, respectively.

            Net sales from continuing operations for the third quarter of 1994 increased approximately $26.5 million, or 26.8%, as compared to the prior year's quarter while net sales from continuing operations for the nine months ended September 30, 1994 decreased approximately $8.1 million, or 2.3%, from the same period in 1993 .

            The decrease in year-to-date net sales is due primarily to a reduction in sales revenues recognized on the contracts to construct three Landing Ship Dock-Cargo Variant (LSD-CV) vessels and four MHC-51 Class Coastal Minehunters ("MHCs") as these contracts approach completion. Additionally, the Company recorded reduced sales revenues in 1994 on the contract to construct the T-AGS 45 Oceanographic Survey Ship, which was delivered in May 1993, and at its Avondale Gulfport Marine,
            Inc. ("AGM") and Genco Industries, Inc. operations. AGM delivered its last Landing Craft Air Cushion (LCAC) vessel in June 1993. Genco Industries completed its remaining construction contracts and the facility was closed in August 1994. The decreases in year-to-date sales revenues noted above were partially offset by increased revenues on contracts to construct the fourth LSD-CV, seven T-AO Oilers ("T-AOs") (four of which have been completed) and three contracts to construct paddlewheel gaming vessels (two of which have been completed). The contracts to construct the four LSD-CVs, the four MHCs and the seven T-AOs collectively account for approximately 70% of the Company's year-to-date net sales revenue.

            The increase in third quarter 1994 net sales noted above is attributable to increased revenues recorded on the contract to construct the fourth LSD-CV, the contract to construct the seven T-AOs and the contracts for the three paddlewheel gaming vessels. These increases were partially offset by a decrease in third quarter net sales on the contract to construct the three LSD-CVs.

            Gross profit for the third quarter and nine months ended September 30, 1994 increased approximately $6.4 million, or 76%, and $6.6 million, or 22%, respectively, compared to the same periods in 1993. The increases in third quarter and year-to-date 1994 gross profit are primarily due to profits recognized on the contract to construct the seven T-AOs and revisions of contract profit on several previously-completed shipbuilding contracts, principally on the contract to construct two T-AOs and the T-AGS. Also contributing to the 1994 gross profit were profits recognized on two of the gaming vessels (which have been delivered) and profits recognized by the Company's marine repair and wholesale steel operations.

            Selling, general and administrative ("SG&A") expenses for the third quarter and nine months ended September 30, 1994 increased by approximately $1.9 million, or 31%, and approximately $1.5 million, or 7.3%, respectively, compared to the same periods in 1993. Most of the increases in SG&A expenses were incurred in the third quarter of 1994 and reflect an increase in the Company's overall level of operations during that period. These increases were partially offset by decreases in SG&A expenses which are primarily due to the decrease in operating activity as a result of the closure of the AGM and Genco Industries, Inc. facilities.

            Interest expense decreased by approximately $944,000, or 46.6%, for the third quarter of 1994 and decreased approximately $3.5 million, or 52.0%, for the nine months ended September 30, 1994 as compared to the same periods in the prior year. The decreases are due principally to the reduction in the Company's overall level of debt, which decreased by $43.6 million, or 45.7%, at September 30, 1994 as compared to September 30, 1993 (see "Liquidity and Capital Resources" below).

            There are no provisions for income taxes in 1994 and 1993 due to the availability of net operating loss carryforwards, the benefits of which have not been fully recognized in the Company's financial statements.

            During the first nine months of 1994 the Company delivered the fourth ship of the seven T-AO Oiler contract and two of the three gaming vessels. Additionally, the Company delivered the first ship of the three LSD-CVs contract on November 1, 1994. Currently, the Company has submitted a bid for the construction of four double-hulled forebodies for a contract which could be awarded in late 1994. This project is in response to the Oil Pollution Act of 1990 ("OPA'90"). The Company has also received expressions of interest from several other ship owners who wish to retro-fit their vessels to comply with the OPA'90 requirements.

            As noted above, the Company has closed its AGM and Genco Industries, Inc. operations as these subsidiaries completed their existing contracts. The AGM and Genco Industries, Inc. facilities are currently offered for sale. The Company also determined in the third quarter of 1994 that it will close its Avondale Technical Services ("ATS") operation when it completes its current contracts in the first quarter of 1995. The operating results of ATS are disclosed herein as discontinued operations in the Company's Consolidated Statements of Operations. Additionally, in the third quarter of 1994, the Company informed the employees of its GRP Division (which fabricated the glass-reinforced plastic hulls for the four
            MHCs) that the current contract work at this location will be completed by year-end 1994 when the final MHC hull is transferred to the Company's main shipyard for outfitting. The Company is currently not aware of any material liabilities, with respect to environmental matters, to be incurred for site restoration, post closure, monitoring commitments, or other exit costs that may occur or result from the sale, disposal or abandonment of any of its properties.

            Liquidity and Capital Resources

            As discussed in the 1993 Form 10-K, the December 1993 settlement of the Company's Requests for Equitable Adjustments ("REAs") submitted during 1992 substantially improved the Company's liquidity. At the end of 1993, the Company invoiced approximately $90 million of the $145 million REA settlement amount, all of which was received by the Company by April 18, 1994. The remaining $55 million is being billed by the Company as work progresses on the contracts that were the subject of the REAs. The cash received by the Company to date enabled the Company to retire its approximately $6 million of senior notes and approximately $38 million balance of outstanding loans under two previous credit facilities.

            On May 10, 1994, the Company established with a bank group a $35 million revolving credit facility secured principally by the Company's working capital assets and its 900 foot floating drydock. Among other things, under the credit facility the Company has the right to require the bank group to post letters of credit on the Company's behalf up to an aggregate limit of $25 million (of the $35 million credit line limit) in support of its operations. At September 30, 1994 approximately $22 million of letters of credit were outstanding under the new credit facility.

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

            The Company and Ogden, its former corporate parent, have terminated certain arrangements between them which have existed since the Spin-off in 1985. Prior to their termination, these arrangements could have required the Company to reimburse Ogden for certain 1985 and prior years' tax liabilities or to issue preferred stock or debentures to Ogden in the amount of its reimbursement obligation. The 1985 agreements also required Ogden to continue to guarantee the Series 1983 IRBs as well as guarantee certain other Avondale obligations.

            The previous arrangements terminated (i) upon the payment by the Company to Ogden of $5 million of cash on June 1, 1994,
            (ii) the  Company's  delivery  to Ogden of a two-year unsecured note in the principal amount of $8 million bearing interest at 10% per annum and payable in $5 million and $3 million installments in 1995 and 1996, respectively, (iii) the refunding on June 1, 1994 of the $36.25 million Refunding Bonds (without an Ogden guarantee) to replace an IRB issuance that Ogden had guaranteed, and (iv) the Company's securing of Ogden's release from its other guarantees of the Company's obligations. The $13 million settlement with Ogden noted above was accounted for as an adjustment to the purchase price incurred in connection with the Spin-off from Ogden and resulted in a concurrent increase to the Company's goodwill. The Company expects that funds from operations, existing cash balances or funds available from the Company's existing credit facilities will be sufficient to fund the payments to Ogden as noted above, the first of which was made on June 1, 1994.

            As discussed in the Company's Form 10-Q for the period ended June 30, 1994, the Company had from time to time considered the advisability of certain capital expenditure programs to, among other things, upgrade and modernize its plant and equipment. In this regard, on November 4, 1994 the Company announced that the U.S. Department of Transportation's Maritime Administration had approved the Company's application for a Title XI financing guarantee for a plant modernization program.

            The Company intends to use the guarantee to support its borrowing of approximately $16 million to fund the major portion of the plant modernization and expansion at the Company's main shipyard. It is anticipated that this financing initiative will be completed by the end of January 1995. In addition to increasing production efficiency, the modernization program is expected to enhance the Company's ability to compete for domestic and international shipbuilding opportunities. The entire modernization and expansion effort is expected to be completed by the third quarter of 1995.

            The modernization program has been based on productivity improvement concepts learned through a cooperative agreement with Astilleros Espanoles S.A. a Madrid-based, state-owned builder of commercial ships. The agreement, signed in the second quarter of 1994, calls for the exchange of commercial ship designs, market analyses and ship production technology. The Company views this agreement as a significant step toward its goal of acquiring commercial shipbuilding contracts.

            As part of the Company's efforts to focus on its core activity, marine construction, the Company continues to explore the possible sale of its non-core assets. While the Company is in the process of marketing several of its facilities, any such sales would only be made for amounts that are not less than management's estimate of the fair value of the assets.

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

                           27   Financial Data Schedule

                      (b)  Reports on Form 8-K:

                           The Company filed on September 26, 1994 a Form 8-K which disclosed that the Company's Board of Directors had adopted a Stockholder Rights Plan. The Company filed as exhibits to the Form 8-K the Rights Agreement and a press release, dated September 28, 1994, issued by the Company.

                                       SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AVONDALE INDUSTRIES, INC.


            Date:  November 14, 1994      By:\s\ ALBERT L. BOSSIER, JR.
                                             Albert L. Bossier, Jr.
                                             Chairman, President &
                                               Chief Executive Officer





            Date:  November 14, 1994      By:\s\ THOMAS M. KITCHEN
                                             Thomas M. Kitchen
                                             Vice President &
                                               Chief Financial Officer

                                     EXHIBIT INDEX




            Number               Description                     Page  Number



            15        Letter re: unaudited financial information


            27        Financial Data Schedule

            [LETTERHEAD OF DELOITTE & TOUCHE LLP]

            November 8, 1994

            Avondale Industries, Inc.
            Post Office Box 50280
            New Orleans, Louisiana  70150

            We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Avondale Industries, Inc. and subsidiaries for the periods ended September 30, 1994 and 1993, as indicated in our report dated November 8, 1994; because we did not perform an audit, we expressed no opinion on that information.

            We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is incorporated by reference in Registration Statement No. 33-31984 on Forms S-8 and S-3.

            We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



            DELOITTE & TOUCHE LLP

[ARTICLE]      5
[MULTIPLIER]   1,000

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-END]                               SEP-30-1994
[CASH]                                          19,583
[SECURITIES]                                         0
[RECEIVABLES]                                   70,730
[ALLOWANCES]                                         0
[INVENTORY]                                     15,032
[CURRENT-ASSETS]                               112,331
[PP&E]                                         229,507
[DEPRECIATION]                               (110,656)
[TOTAL-ASSETS]                                 264,886
[CURRENT-LIABILITIES]                           83,287
[BONDS]                                         42,875
[COMMON]                                        15,927
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     104,587
[TOTAL-LIABILITY-AND-EQUITY]                   264,886
[SALES]                                        345,253
[TOTAL-REVENUES]                               345,253
[CGS]                                          309,521
[TOTAL-COSTS]                                  309,521
[OTHER-EXPENSES]                                22,376
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               3,240
[INCOME-PRETAX]                                 10,711
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                             10,711
[DISCONTINUED]                                 (4,552)
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     6,159
[EPS-PRIMARY]                                      .43
[EPS-DILUTED]                                      .43

            [LETTERHEAD OF AVONDALE INDUSTRIES, INC.]

            November 14, 1994



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

            Should you  have  any  questions, please contact me at 504/436-
            5237.

            Very truly yours,




            \s\ THOMAS M. KITCHEN