Form 10-Q/A
period 1994-09-30
AVONDALE INDUSTRIES INC
filed 1994-12-27
CIK 829444

FORM 10-Q/A
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

        NOTE: THIS FORM 10-Q/A IS BEING FILED SOLELY FOR THE PURPOSE OF
              TAGGING EXHIBITS, INCLUDING THE FINANCIAL DATA SCHEDULE, WHICH WERE NOT TAGGED IN THE FORM 10-Q FILED NOVEMBER 14, 1994.

                                       SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AVONDALE INDUSTRIES, INC.


            Date:  December 27, 1994      By:\s\ THOMAS M. KITCHEN
                                             Thomas M. Kitchen
                                             Vice President &
                                               Chief Financial Officer

                                     EXHIBIT INDEX




            Number               Description                     Page  Number



            15        Letter re: unaudited financial information


            27        Financial Data Schedule