Form 10-K
AVONDALE INDUSTRIES INC
filed 1995-03-31
CIK 829444

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-K

  (Mark One)
  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number 0-16572

                          Avondale Industries, Inc.
            (Exact name of registrant as specified in its charter)

               Louisiana                                 39-1097012
      (State or  other jurisdiction       (I.R..S. Employer Identification No.)
       of incorporation or organization)

       5100 River Road, Avondale, Louisiana               70094
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

   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at March 6, 1995 was approximately $36,268,549.

   The number of shares of the Registrant's common stock, $1.00 par value per share, outstanding at March 6, 1995 was 14,464,175.
                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for its 1995 Annual Meeting have been incorporated by reference into Part III of this Form 10-K.

                                        PART I

   Item 1.   Business.

          Overview

               Avondale Industries, Inc. ("Avondale" or the "Company") has been a major participant in the military and commercial shipbuilding business in the U.S. since the 1950s. The Company has built approximately 200 ocean-going vessels for a wide variety of military and commercial uses, including tankers, LASH (lighter aboard ship) vessels, dredges, Coast Guard cutters and U.S. Navy surface combatant, fleet support and amphibious assault vessels, and a much larger number of smaller craft. Avondale has built approximately 80 ships for the U.S. Navy and U.S. Coast Guard. Since the 1970s, when foreign shipyards began to dominate commercial shipbuilding, almost all of the Company's shipbuilding activity has been for the Navy.

               During the 1990s, the Company's business has been affected by, among other things, a significant decline in the annual shipbuilding budgets of the U.S. Navy. During the 1980s, the annual shipbuilding budget of the Navy was $12 - $14 billion, as compared to a $6 - $8 billion annual budget projected for the last half of the 1990s. Currently, the U.S. Navy's proposed shipbuilding program for fiscal years 1995-1999 represents a continued reduction in the amount of new shipbuilding work available when compared with previous U.S. Navy programs. The current proposed shipbuilding program, averaging less than eight new ships per year, represents a 60 percent reduction in the number of ships to be procured when compared with the 19 ships per year average for the U.S. Navy programs during the 1980s.

               Notwithstanding the overall sharp reduction in construction programs for the Navy, the Company's backlog at December 31, 1994 was at an all-time high of approximately $1.42 billion (excluding options). Included in the backlog is the Company's most significant 1994 contract award which occurred in September when the Navy exercised previously-awarded options to construct two additional Strategic Sealift ships for $420 million. These represent the second and third ships which the Company has been awarded in the Sealift program, with options to construct an additional three Sealift vessels remaining unexercised. The Strategic Sealift ships, which are designed to assist in the rapid transportation and deployment of military personnel, equipment and supplies, are comparable to other vessels, such as auxiliary and amphibious support ships, that have been constructed previously by the Company. The first Sealift ship is scheduled for delivery in 1997 with the final ship scheduled for delivery in 2001.

               The exercise of the option to construct two additional Sealift ships discussed above is one of a series of significant contract awards received by the Company in the last two years.
          In 1993, the Company was awarded the contract for the initial Sealift ship at a value of $262 million, as well as a $232.5 million contract for the construction of an icebreaker vessel for the U.S. Coast Guard (scheduled for delivery in 1997) and a contract to build one LSD-CV at a contract price of $257.5 million. The 1994 LSD-CV award brought the total number of LSD-CV ships awarded to the Company to four, one of which was delivered in 1994.

               Considering the sharp decline in projected fleet size and U.S. Navy shipbuilding expenditures, competition among U.S. shipyards for available vessel construction, conversion and repair work will continue to be intense. In a report issued in 1994, the Department of Defense stated that the current Navy shipbuilding plan would not sustain the U.S. Shipbuilding industry at present levels. The report further stated that in the near future some of the remaining major shipyards would be forced into financial restructuring or closure. Nevertheless, management of the Company believes that the recent contract awards and the Company's current backlog, as well as the Company's long-term experience in U.S. Navy new construction are positive developments that will allow the Company to remain an effective competitor for the Navy work that will be available.

               In early 1994 Avondale was one of five U.S. shipyards that received a contract to undertake a preliminary design study on the Navy's LPD 17 (formerly LX) ship. Work on the $480,000 fixed-price contract is expected to last approximately one year. Estimates are that this program will be a mainstay of the U.S. Navy over the next two decades, replacing a number of vessels now nearing the end of their planned length of service. Although congressional approval for this program has not yet been obtained, the number of LPD-17 ships currently conceived could involve a multi-billion dollar spending program surpassing even the Sealift program. The first contract award is currently forecasted for 1997 or 1998. Based on Avondale's recent successes in securing the Sealift and other U.S. Navy awards, in large part because it was the most cost-effective, competitive bidder, as well as Avondale's demonstrated experience in the construction of vessels comparable to the LPD, management believes that the Company is well-positioned to be a successful bidder for such work.

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

               On February 7, 1995 the Company announced the execution of a $143.9 million contract with a private bulk shipping company to construct four double-hulled product carriers. These double-hulled product carriers will be the first U.S.-flag product carriers constructed in the U.S. in eight years. The contract, which is supported by a U.S. Government guarantee under Title XI of the Merchant Marine Act approved by the Department of Transportation, Maritime Administration ("MARAD"), will become effective upon finalizing the financing commitment by the owner. Construction is scheduled to commence in mid-1995 with a scheduled completion of mid-1997. The Company has also received expressions of interest from several other ship owners seeking to retro-fit their vessels to comply with OPA'90 requirements.

               The international demand for large commercial ships is expected to increase during the 1990's, presenting possible construction opportunities for Avondale. Currently, statistics show an unprecedented aging of the global tanker and product carrier fleet with the average age of these vessels now in use estimated to exceed 15 years. As these ships currently in use approach the end of their useful lives, worldwide shipbuilding opportunities should increase. However, for Avondale to participate actively in the projected increase in replacement demand, a more equitable environment must exist for the Company to compete fairly with foreign shipyards. Although an international trade agreement signed in 1994 offers some support for this movement, the initial changes in subsidies in this accord will not begin to occur until the end of this decade. Unless the current legislative initiatives result in the reduction or elimination of foreign subsidies, it will be difficult for Avondale to compete effectively for available international commercial shipbuilding work.

               Other marketing opportunities may develop as a result of the Jones Act. The four vessels discussed above are subject to these requirements. The Company currently has sufficient capacity to construct additional vessels that may be awarded.

               In 1994 the Company undertook a series of measures to improve its competitive position. First, in mid-1994 the main shipyard received certification of its compliance with the requirements of ISO 9001, a worldwide quality system. Additionally, the Company benchmarked its manufacturing procedures on a global scale, the results of which served to form the basis for a series of steps which the Company believes will significantly raise efficiency. One result was the development of a modernization program in conjunction with a technology sharing agreement signed in 1994 between Avondale and Astilleros Espanoles S.A. ("ASEA") of Spain, regarded as an innovative and successful world-class shipyard. The mutual agreement covers the exchange of commercial ship designs, market analyses and shipbuilding technology. Tangible evidence of this partnership began in 1995 through a $20 million capital expenditure program, $17,8 million of which is being financed with bonds issued in February 1995 under a Title XI guarantee (as discussed above). The project includes construction of a covered facility which should yield productivity gains by eliminating weather-related problems, and the adoption of a more automated process for building the various modules which are assembled into a completed vessel.

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

                                   1994     1993    1992     1991     1990
                                   ----     ----    ----     ----     ----
          U.S. MILITARY:
           New construction         81%      88%     87%      72%      66%
           Repair, overhaul and
             conversion             --        2%      6%      13%      12%

          COMMERCIAL:
           New construction         11%       6%      2%      10%      18%
           Repair, overhaul and
             conversion              8%       4%      5%       5%       4%
                                   ---      ---     ---      ---      ---
                TOTAL              100%     100%    100%     100%     100%
                                   ===      ===     ===      ===      ===

          The decrease in Navy new construction in 1994 as compared to 1993 primarily reflects the advancing stages of completion on several of the Company's major shipbuilding programs while the Company's recently awarded Navy contracts are in their initial stages. The Company did not record any billings for Navy repair, overhaul and conversion in 1994 as compared to 1993. This segment of work has declined over the last four years reflecting a general decline in Navy operation and maintenance expenditures in the last several years (see "Other Operations - Repair Operations" below). Commercial new construction in 1994 increased over the level in 1993 as the Company delivered two paddle wheel gaming vessels and started work on a third gaming vessel in 1994. Commercial repair, overhaul and conversion increased in 1994 over 1993 as the Company continued work on several contracts with a private contractor for the repair of T-AKR-Fast Sealift Ships.

               Most U.S. Navy ship construction, repair and conversion contracts are subject to strict competitive bidding requirements. There is substantial over-capacity at U.S. shipyards and, as discussed above under the heading "Overview," it is likely that the level of U.S. Navy shipbuilding activity will decrease for
          the foreseeable future.   In addition, in view of the efforts of
          the federal government to continue to reduce the level of military expenditures, there can be no assurance that the shipbuilding and conversion programs currently in progress will be continued or that those planned by the U.S. Navy will be implemented.

               At December 31, 1994, essentially all of the Company's $1.42 billion (excluding options) backlog was attributable to new ship construction for the U.S. Navy.

               Government Contracting. Avondale's principal U.S. government business is currently being performed under fixed-price and fixed-price incentive contracts, both of which generally provide for escalation of costs based on published indices relating to the shipbuilding industry. Under fixed-price contracts, the contractor retains all cost savings on completed contracts but is also responsible for the full amount of all cost overruns. Fixed-price incentive contracts, on the other hand, provide for sharing between the government and the contractor of cost savings and cost overruns based primarily on a specified formula that compares the contract target cost with actual cost. Although all cost savings are shared under fixed-price incentive contracts, cost overruns in excess of a specified amount must be borne entirely by the contractor. Recent contract awards for the Strategic Sealift vessels, the fourth LSD-CV and the Icebreaker are each fixed-price incentive contracts.

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

               In early March 1995, President Clinton announced that he had adopted an Executive Order that prohibits the federal government from entering into contracts with businesses that hired permanent replacement workers to replace workers who were on strike. The Company is unable to assess the potential impact of such an action on the Company.

               Vessel Deliveries and Backlog. At December 31, 1994, the Company's Shipyards Division had a firm contract backlog of approximately $1.42 billion (excluding options), of which approximately $459 million is expected to be billed in 1995, compared with backlogs of $1.23 billion and $450 million at December 31, 1993 and 1992, respectively. The backlog at December 31, 1994 included contracts to build seven T-AO Oilers (four of which had been delivered by the end of 1994); four LSD-CV (cargo variant) vessels (one of which was delivered in 1994), with the most recent vessel contract being awarded in 1993; one WAGB-20 Polar Icebreaker under a contract awarded in 1993; and three T-AKR 300 Class Sealift Ships, under contracts awarded in 1993 and 1994. Also included in the Shipyards Division backlog at December 31, 1994 are contracts to construct four MHC-51 Class Minehunters ("MHC") for the U.S. Navy. Currently two MHCs are scheduled for delivery in 1995 and two in 1996. By the end of 1994, all of the MHC hulls were transferred from the Company's Avondale Enterprises, Inc. ("AEI") facility in Gulfport, Mississippi to the Company's main shipyard for outfitting in order to take advantage of the yard's efficiencies and skilled labor. Although the AEI facility is currently idle, the Company is currently evaluating the site for utilization in the performance of other contracts.

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

               Vessel deliveries in 1994 included one T-AO Oiler and one LSD-CV. Vessel deliveries scheduled for 1995 include two T-AO Oilers, one LSD-CV and two MHCs. The Company plans to continue to actively pursue other Government shipbuilding and repair opportunities when they become available.

               In anticipation of reductions in the U.S. Navy shipbuilding programs, the Company has been actively pursuing commercial shipbuilding and industrial fabrication projects (see "Other Operations - Modular Construction" below). As discussed above, international commercial shipbuilding opportunities are limited because shipbuilders in foreign countries are often subsidized by their governments, which allows them to sell their ships for prices below their construction cost. Domestic shipbuilding opportunities that are not affected by foreign subsidies offer better possibilities for commercial shipbuilding opportunities. The OPA'90, which requires the phased-in transition to double-hull tankers and product carriers effective January 1, 1995, has created commercial shipbuilding opportunities for Avondale. Because of OPA'90, there is a demand (which is expected to continue through the remainder of the decade) for the retro-fitting of existing tankers, or the building of new double-hulled tankers. In addition, federal law requires construction in a U.S. Shipyard of any vessel that will transport cargo between U.S. ports. The contract award discussed above represents the Company's first commercial contract award for construction in response to OPA'90.

               In connection with the bids and proposals that the Company has submitted or plans to submit to various commercial and government customers, no assurance can be given that the vessels will actually be built or that the Company will be the successful bidder.

          Other Operations

               Overview. Although the Company has from time to time, on a limited basis, pursued opportunities to diversify its business, management strongly believes that the Company's resources are most profitably employed in ship construction. Although the U.S. Navy's shipbuilding budget has declined from the levels in the mid-1980s, management believes that opportunities to participate in substantial shipbuilding programs will continue to exist for those companies that are the most competitive. The Company's success in keeping its costs among the most competitive in the industry has enabled it to secure backlog in 1994 and 1993 as well as position itself for future work that will be available from the Navy. As noted below, in order to focus on its core shipbuilding business and improve liquidity, the Company has sold, or has available for sale, certain of its non-core business assets. Any such sales will only be made in an amount that is not less than management's estimation of the fair value of the
          assets.   Additionally, as further discussed below, in 1994 the
          Company closed its Avondale Technical Services, Inc. operation and completed the existing contracts at its Genco Industries, Inc. operation.

               The Company will continue to evaluate suitable diversification opportunities, principally those that would not detract from Avondale's core business and that would utilize the Company's existing facilities. Among possible diversification opportunities are: (i) the construction of large industrial facilities utilizing modular shipbuilding expertise and project management experience; (ii) the repair and overhaul of U.S. Navy and commercial vessels; (iii) the boat building and small vessel construction market; and (iv) steel fabrication and other operations.

               Modular Construction. The Company is able to apply its modular construction methods to a variety of non-marine industrial fabrication projects. In the past, the Company has fabricated a sulphur recovery plant that was shipped to Saudi Arabia for on-site assembly and installation, constructed two cryogenic gas separation systems, two waste disposal units, six turbine compressors and turbine generators, six condenser modules for inclusion in a nuclear power plant and two sled and receiver modules for sub-sea pipeline connections, fabricated steel bridges and constructed a hydroelectric plant that was floated up the Mississippi River and installed in Vidalia, Louisiana in 1990. In January 1992, the Company delivered to the City of New York an 800-bed floating detention facility that is 625 feet long, 125 feet wide, and five stories high. The facility is a fully self-contained adult detention institution with 700 beds in 50-man dormitories and 100 single cells.

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

               At present, there is a minimal level of production activity in the Modular Construction Division of the Company. The division has not added any significant projects to its backlog since the floating detention center was awarded in May 1989. Nevertheless, the Company continues to actively pursue non-shipbuilding marine and industrial - commercial projects suitable for modular construction. Modular Construction Division backlog included in the backlog of the Company's Shipyards Division and Service Foundry operations at December 31, 1994 was approximately $916,000 as compared to $575,000 and $600,000 at December 31,
          1993 and 1992, respectively.

               Repair Operations. Through its Algiers Yard and at its main plant, Avondale is engaged in the repair, overhaul and conversion of U.S. Navy vessels. The Algiers yard is operated under a long-term lease and is designed primarily for the repair and overhaul of large ocean-going vessels. Due to the anticipated significant reductions in the number of U.S. Navy ships discussed above under the heading "Business - Overview," the Company believes that U.S. Navy repair opportunities will decline and, as a consequence, there will be increased competition for available U.S. Navy repair business. Further, most of the U.S. Navy's ship repairs are currently being conducted at or near their vessels' home ports, severely limiting the number of U.S. Navy repair opportunities available to the Company. The Algiers yard is currently engaged in topside commercial repair activity and is also being utilized to lay-berth up to four military vessels.

               In March 1993, the Company sold its Harvey Quick Repair operation. Sales to unrelated parties by the Harvey Quick Repair operation were approximately $2 million in 1993 and $14 million in 1992.

               Small Vessel Construction. The Company pursues available opportunities for the construction of special purpose vessels such as gaming vessels, and relatively small, special purpose military vessels, commercial fishing boats, dredges, barges, and ferries.

               Boat Division. The Company has a facility equipped for boat construction at its Westwego, Louisiana yard that is capable of building vessels up to 450 feet in length. In 1994, the Boat Division delivered two 19th century-style paddle wheel gaming vessels of 266 and 210 feet in length. In early January 1994, the Boat Division signed a contract for $27 million to construct a 350-foot gaming vessel. Construction commenced during 1994 with delivery currently scheduled in mid-1995. The Boat Division is actively pursuing other projects involving the construction of additional gaming boats as well as passenger vessels and ferries, towboats and other vessels. The Boat Division's backlog at December 31, 1994 was approximately $18.3 million, as compared to approximately $13 million and $2 million at December 31, 1993 and 1992, respectively.

               Avondale Gulfport Marine, Inc.   Avondale Gulfport Marine,
          Inc. ("AGM") completed contracts to build 15 landing craft air cushion vessels in 1993. Its remaining backlog at December 31, 1994 was approximately $373,000, all of which is expected to be billed in 1995, as compared to backlogs of approximately $3 and $14 million at December 31, 1993 and 1992, respectively. While the 24.5 acre site, located on an industrial seaway six miles northeast of Gulfport, Mississippi, is currently listed for sale, the Company continues to explore opportunities for the facility. The Company wrote down, at December 31, 1993, the AGM assets to their estimated net realizable value.

               Avondale Enterprises, Inc. As noted above under "Vessel Deliveries and Backlog," in December 1994 AEI transferred the last MHC hull to the Company's main shipyard for remaining construction and outfitting and the facility is currently idle. The Company anticipates delivery of the first MHC in March 1995 with the final vessel projected for delivery in 1996. The Company is currently evaluating the site for utilization in the performance of other contracts.

               Steel Operations and Other Operations. Through its Steel Sales operation, Avondale sells steel plate and shapes to the marine and industrial markets of the southeastern and southwestern United States. Net sales to other Avondale divisions are not significant. Sales to unrelated parties were approximately $22.4 million in 1994 as compared to $19 million and $18 million at December 31, 1993 and 1992, respectively.

               The Service Foundry operation, which has been operating since 1929, consists of a bronze and steel foundry specializing in mid-sized castings, a complete machine shop with steel fabricating facilities and a pattern shop. The foundry's sales to the other divisions vary widely, being approximately 3% of its annual volume in 1994 and approximately 3% and 14% of its annual volume in 1993 and 1992, respectively. Sales to unrelated parties were approximately $10.3 million in 1994 as compared to $13 million and $11 million at December 31, 1993 and 1992, respectively. The foundry's backlog was approximately $6.6 million at December 31, 1994, all of which is expected to be billed in 1994, as compared to backlogs of $3.1 and $6.7 million at December 31, 1993 and 1992, respectively. The Company has received several inquiries regarding the possible sale of this operation. However, any such sale would only be made for an amount that is not less than management's estimate of the fair value of the assets.

               The Genco Industries Group ("Genco"), a Texas-based company that fabricates and installs large steel structures and process units for various industries, completed its remaining contracts in 1994 and the facilities were closed. Sales to unrelated parties were approximately $3.4 million in 1994 as compared to $21 and $24.8 million at December 31, 1993 and 1992, respectively. The Genco main facility, an 8.7 acre site in Bridge City, Texas, approximately 20 miles southeast of Beaumont, is currently idle and listed for sale. However, the Company continues to explore other possible uses for this facility.

               In the third quarter of 1994 the Company decided to discontinue its Avondale Technical Services, Inc. ("ATS") subsidiary which was engaged in contracts to provide operations and maintenance services to government and commercial operations. As such, the results of operations for ATS are classified as
          discontinued operations.   Refer to "Management's Discussion and
          Analysis of Financial Condition and Results of Operations - Results of Operations" and to Note 7 of the notes to the consolidated financial statements, both contained elsewhere in this Form 10-K, for further discussion of ATS. Sales to unrelated parties by ATS and its subsidiary, Crawford Technical Services, Inc. ("CTS"), were approximately $13.5 million at December 31, 1994, $14.4 million in 1993 and $15.6 in 1992. At
          December 31, 1994, ATS had a backlog of $72,000, all of which will be billed in 1995, compared to backlogs of approximately $29 million and $42 at December 31, 1993 and 1992, respectively.

          Competition

               The U.S. shipbuilding industry is intensely competitive. There are approximately 20 non-government U.S. shipyards that have in place at least one shipbuilding position capable of accommodating a vessel 400 feet in length. The industry is divided into two distinct markets, U.S. government contracts, which is dominated by contracts for the U.S. Navy, and commercial ship construction for other customers.

               With respect to the government market, six of these shipyards, including the Company, were engaged in the construction and/or conversion of complex combatant, amphibious and auxiliary ships for the U.S. government. One shipyard is engaged exclusively in constructing submarines. Two of the remaining shipyards are subsidiaries of much larger corporations that have substantially greater financial resources than the Company.

               With respect to commercial construction, all twenty of the existing shipyards are capable of performing on various sizes of commercial new construction or conversion contracts. The Company believes that approximately 10 of these shipyards are direct competitors for commercial shipbuilding opportunities of the sizes and classes of vessels the Company is capable of building.

               The Company also competes with government-operated and numerous other shipyards for government ship repair opportunities. With the reduction of the U.S. Navy fleet and the use of shipyards at or near the vessels' home ports, the Company's participation is very limited in the U.S. Navy repair market and it has not been awarded a U.S. Navy repair contract since October 1992. For commercial repair work the Company competes with a larger number of private shipyards, including many smaller operations, and price competition is particularly intense.

               Because of the current overcapacity at U.S. shipyards, the current small volume of commercial work available, and the fact that most contracts are awarded on the basis of competitive bidding, price competition is particularly intense. Intense competition also exists in each of the other businesses in which the Company is engaged. The Company has been successful recently in securing competitively-bid contracts in large part because the Company submitted the most cost-effective bids for the available contracts. The Company believes that it will continue to be competitive in bidding for selected U.S. Navy and commercial shipbuilding contracts in the future. However, no assurance can be given that the Company will be the successful bidder on any future contracts or that, if successful, it will realize profits on such contracts.

          Marketing

               The Company's marketing effort is decentralized and conducted separately by each division. Generally, the Company and its competitors are all aware of the shipbuilding, repair and conversion plans of the U.S. Navy and most prospective commercial customers, and are invited to bid on all major projects.

               The Company's boatbuilding operations are marketed by the sales and business development personnel of the appropriate divisions primarily through direct, personal sales calls. The services of the Steel Sales and Service Foundry operations are marketed through industry advertising, personal sales calls and prior business relationships.

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

          Insurance

               The Company maintains insurance against property damage caused by fire, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's premises and properties. The Company also maintains general liability insurance in amounts it deems appropriate for its business. The Company is self-insured for workers' compensation liability and employees' health insurance except for losses in excess of $1 million per occurrence, in which case the Company maintains insurance in an amount it deems appropriate for its business.

          Environmental and Safety Matters

               General. Avondale is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. The Company incurred expenses for environmental, health and safety compliance of approximately $3.5 million during 1994 and $3 million in 1993. See also "Item 3. Legal Proceedings - Environmental Proceedings."

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

               Over a period of approximately two months in 1994, inspectors from OSHA conducted a series of safety inspections at the Company's facilities. As a result of these inspections, OSHA issued 71 citations alleging numerous safety violations. While the vast majority of these alleged violations were corrected to the inspectors' satisfaction during the course of the inspections, in its citations OSHA is seeking penalties from the Company of approximately $80,000. The Company is appealing these penalties. The matter is currently before the OSHA Review Commission. Additionally, in 1994 six of the Company's employees filed complaints against Avondale under Section 11(c) of the Occupational Safety and Health Act. The Company has issued a position statement in response to each complaint and with the exception of one complaint, the complaints have been investigated by an OSHA inspector. The inspector has not decided whether to recommend that OSHA issue a complaint based on any of these charges.

               Waste Disposal. Avondale's operations produce a limited amount of industrial waste products and certain hazardous materials. The Company's industrial waste products, which consist principally of residual petroleum, other combustibles and blasting abrasives, are shipped to third party disposal sites that are licensed to handle such materials.

          Employees

               Since September 1985, when all of its outstanding common stock was purchased by the ESOP from Ogden, Avondale has been owned principally by its current and former employees. At December 31, 1994, Avondale had approximately 6,200 employees, many of whom have been employed by the Company for many years.
          On June 25, 1993 an election was conducted to determine whether certain of the main shipyard's employees desired to have union representation. A total of 3,914 workers cast votes, of which approximately 847 votes were challenged. A simple majority of those votes which were not challenged was in favor of the union. The National Labor Relations Board is in the process of reviewing the challenged votes and determining the final outcome of the
          election.   Except for a number of employees of the Service
          Foundry operation, Avondale's employees are not covered by a collective bargaining agreement. Management believes that its relationship with its employees is satisfactory.

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

               The Company's 900-foot floating drydock was constructed in 1975 and financed pursuant to Title XI of the Merchant Marine Act, 1936, as amended. The 900 foot drydock is currently subject to a Title XI mortgage of approximately $4.7 million. As discussed further in Note 6 of the notes to the consolidated financial statements, these mortgage bonds were refinanced in February 1995.

               The Company's 650-foot floating drydock and support facilities were constructed in 1982 and financed with $36.25 million of industrial revenue bonds. As discussed further at "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 of the notes to the consolidated financial statements, these bonds were refunded in June of 1994.

               As part of its program to significantly improve its efficiency, the Company has begun a $20 million capital expenditure program, financed principally through $17.8 million of bonds issued in February 1995 utilizing a Title XI guarantee (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources " and
          Note 6 of the notes to the consolidated financial statements). The modernization program includes construction of a covered facility, which should provide productivity gains by eliminating weather-related problems, and adoption of a more automated process for building the various modules which are assembled into a completed vessel. The modernization program is expected to be completed by the third quarter of 1995.

               During February 1995, the Company established two additional entities for the purpose of owning certain parcels of Avondale's real estate which underlie the building and improvements funded with the proceeds of the debt guaranteed under Title XI (as discussed above). The first entity is Avondale Properties, Inc., a Louisiana corporation, wholly owned by Avondale Industries, Inc. The second entity is Avondale Land Management Company, a Louisiana Partnership owned 99% by Avondale Properties, Inc. The properties transferred represent approximately 143 of the 210 acres which comprise the Company's main facility. These parcels are leased back to Avondale Industries, Inc. pursuant to certain lease agreements with a term coincident with the Title XI debt.

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

               The Avondale Gulfport Marine, Inc. facility is located on
          24.5 acres of Company-owned land located six miles northeast of Gulfport, Mississippi on an industrial seaway. The site has a 98,800 square foot manufacturing facility and a 25,000 square foot assembly building. The site also includes a test area, a craft storage area and a waterway access ramp. As noted above, this facility is currently idle and has been listed for sale. However, the Company continues to seek alternative uses for this facility.

               The Avondale Enterprises, Inc. ("AEI") facility is located on a Company-owned 121.5 acre site four miles north northeast of Gulfport, Mississippi on the same industrial seaway as AGM. The facility includes a 263,447 square foot manufacturing facility and a 6,300 square foot administration building. This facility was acquired in 1989 for construction of the U.S. Navy's MHC-51 Class of Coastal Minehunter. AEI has pledged a portion of the facility to secure a $3 million loan it entered into in 1991 to finance a portion of its 1989 acquisition debt. As discussed above, with the transfer of the final MHC hull to the main shipyard in December 1994, this facility was idle. The Company is currently evaluating alternative uses for this facility.

               The main facility operated by the Genco Industries Group ("Genco") is located on a Company-owned 8.7 acre site 20 miles southeast of Beaumont, Texas. The facility includes five buildings utilized for manufacturing and administration comprising approximately 66,800 square feet. Genco has a smaller facility that is located on a Company-owned 3.2 acre site approximately 80 miles northwest of Beaumont. This facility consists of three manufacturing-administration buildings totaling approximately 26,500 square feet. As discussed above, Genco's facilities were idle in 1994 after completion of their contracts. The Company currently has these facilities listed for sale and is exploring alternative uses.

               Except as otherwise noted above, the above-described facility leases are for various terms extending through at least 1999, including renewal options.

               The Company believes that its core marine construction and repair facilities provide it with sufficient capacity to handle any business it reasonably expects to obtain in the foreseeable future. In general, the Company's productive capacity is limited less by physical facilities than by the number of employees the Company can effectively supervise. Management believes that the Company would be operating at full capacity with approximately 10,000 employees. The Company's core business currently operates with more than 5,600 employees.

   Item 3.  Legal Proceedings.

               Environmental Proceedings. Various governmental and private parties have from time to time alleged that the Company is a potentially responsible party with respect to certain hazardous waste sites, including, among others, the sites listed below.

                    Combustion, Inc. Site. In January 1986, the Louisiana Department of Environmental Quality ("DEQ") advised the Company that it may be a responsible party ("PRP") with respect to an oil reclamation site operated by Combustion, Inc., an unaffiliated company, in Walker, Louisiana. The Company sold to Combustion, Inc. a substantial portion of the waste oil that Combustion, Inc. processed during the period 1978 through 1982. The Company's potential liability, if any, for cleanup of this site will be based on the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or the Louisiana Environmental Affairs Act. Under these statutes, such liability is presumptively joint and several, but is typically apportioned among the responsible parties based on the volume of material sent by each to the waste site. The Company has cooperated with other potentially responsible parties to study the potential aggregate liability under these statutes. Moreover, the Company believes it has substantial defenses against liability and defenses that could mitigate the portion of liability, if any, that would otherwise be attributable to it.

               To date, the Company and certain of the other PRPs for the Combustion site have funded the site's remediation under a preliminary cost-sharing agreement. Pursuant to that agreement, the Company agreed to contribute up to $3.5 million to the total clean-up costs, such contributions to be made as clean-up costs were incurred. As of December 31, 1994 the Company had contributed its $3.5 million share to the total clean-up costs, which at that date approximate $15 million in the aggregate. Additional remedial work scheduled for the site includes completion of a Remedial Investigation/Feasibility Study in 1995 to 1996, and, if required by the results of these studies, subsequent post-closure activities (i.e., ground water monitoring or remediation). Future costs will also include DEQ oversight costs. Future expenses are estimated in the range of approximately $1 million, exclusive of groundwater monitoring and remediation, for which no estimate is currently available. Following completion of the remediation, a final determination will be made as to the proper allocation of the remediation responsibility among the various parties. The Company's share of the clean-up costs could be lower, or higher, than the $3.5 million that it has contributed, but the Company does not expect its liability to vary materially from this amount.

               Since July 1986, a number of "toxic tort" suits have been filed against the Company and numerous other defendants alleging claims for personal injury, property damage, and "fear of cancer" in connection with Combustion, Inc.'s oil reclamation site. The plaintiffs also seek substantial punitive damages. These cases have been consolidated and certified as a class action. The deadline set by the court for claimants to identify themselves has expired, and approximately 12,000 claimants have been identified. The deadline for joinder of new parties to the litigation has also expired. By court order dated December 29, 1994, all defendants and third-party defendants were deemed to have filed cross-claims against the other defendants and third-party defendants for tort contribution. Certain defendants, including the Company, also were deemed to have filed cross-claims for CERCLA cost recovery against the other defendants and third-party defendants. Significant discovery activities are scheduled to occur throughout 1995 and into 1996.

               The case is currently pending in federal court in the Western District of Louisiana. The plaintiffs have moved to remand the state tort claims to Louisiana state court. This motion has not been ruled on by the federal judge; however, a magistrate's report to the federal judge has recommended that the motion to remand be denied.

               The court has ordered the group of plaintiffs and the group of defendants to each select one "bellwether" plaintiff from each of eight categories, which include cancer, leukemia, and property damage. Pursuant to a Case Management Order ("CMO"), the court has set a trial date for September 3, 1996. The CMO provides for a multi-phase trial with Phase One including trial of "bellwether" plaintiffs before a jury. Phase Two will address CERCLA claims. Phase Three will involve settlement negotiations and mediation, and Phase Four will include any additional discovery and trials of multiple plaintiffs to resolve any remaining claims.

               Furthermore, the Company has initiated litigation against its insurer for a declaration of coverage of the liability, if any, that may arise in connection with the remediation of the site or the related tort litigation. The court has ruled that the insurer has the duty to defend the Company, but has not yet ruled on whether the carrier has a duty to indemnify the Company if any liability is ultimately assessed against it.

               After consultation with counsel, the Company at this preliminary stage is unable to predict the eventual outcome of this litigation and cannot determine its actual liability, if any, for these toxic tort claims at December 31, 1994, nor the degree to which such potential liability would be indemnified by its insurance carrier. The Company believes, based on the advice of counsel, that it has substantial defenses to liability with respect to the tort claims; however, if the claimants are successful, the Company could become liable for substantial amounts. The CERCLA cost recovery claims in the suit may ultimately result in a requirement that additional parties contribute to the clean-up costs of the Combustion site and will not increase the Company's liability for clean-up costs associated with the site.

               Dutchtown Site. In July 1988, Avondale was notified by the U.S. Environmental Protection Agency (the "EPA") that it may be a potentially responsible party with respect to an oil reclamation site operated by an unaffiliated company in Dutchtown, Louisiana. The steering committee established by Avondale and certain other potentially responsible parties is subject to an administrative order issued by the EPA in August 1989 and a consent decree entered by the U.S. District Court for the Middle District of Louisiana in May 1990. These orders provide for, among other things, expedited site remediation, which was largely completed during 1991. To date, the steering committee has paid $6.5
          million in remediation expenses.   In 1994 the U.S. Environmental
          Protection Agency issued a decision for the final remedy at the site, such remedy to include groundwater monitoring for thirty years. Following completion of the remediation, a final determination was made as to the proper allocation of the remediation responsibility among the various parties at which time the Company's share of the clean-up costs was allocated.
          The Company's remaining unpaid portion of the total remediation costs under the final allocation and its share of the cost of the final remedy (including groundwater monitoring) is estimated at less than $500,000. Avondale's ultimate responsibility for the remediation costs will depend upon several factors, including the results of litigation instituted in June 1990 by the steering committee against several other potentially responsible parties and the availability of recovery from Avondale's insurers. Management believes that the eventual disposition of these matters will not have a material effect on the Company's financial statements.

               Paint Operation Site. In response to federal and state suits filed against Fina Oil and Chemical Company and its affiliate ("Fina") by the owner of a contaminated site located in Harvey, Louisiana, in 1991, Fina filed a third party demand against several other potentially responsible parties, including Avondale. The contaminants consist primarily of by-products associated with a paint manufacturing business located for several decades at the Harvey, Louisiana site. From 1967 through 1976, Avondale owned this paint manufacturing business and leased the site from the owner. In 1976, Avondale sold this business to Fina, which continued to operate the business and lease the site through December 1991. In February 1994, the Company and Fina settled Fina's third party demand wherein Fina agreed to dismiss its claims against Avondale and agreed to defend, indemnify and hold Avondale harmless against all CERCLA liability excluding contamination associated with polychlorinated biphenyls ("PCBs"). However, there is no evidence which supports the existence of PCBs at the site. In exchange, Avondale has agreed to waive its claim for attorney fees and to provide an affidavit from the site's owner that attests that at no time during Avondale's operation of the paint manufacturing business were drums containing toxic wastes buried at the site. Final execution of the settlement occurred in the fourth quarter of 1994.

               Other. The Company was advised in the fourth quarter of 1994 that it may be a PRP with respect to a second oil reclamation site, operated by another unaffiliated company, because it may have supplied a portion of the waste oil processed at the site. The EPA has completed action at this site at a cost of approximately $300,000. The list of PRPs includes almost 70 companies, and the Company believes that its liability, if any, will be a small percentage of the overall costs at this site.

               In addition to the above, the Company is also named as a defendant in numerous other lawsuits and proceedings arising in the ordinary course of business, some of which involve substantial claims. The Company has established accruals as appropriate for certain of the matters discussed above. While the ultimate outcome of lawsuits and proceedings against the Company cannot be predicted with certainty, management believes, based on current facts and circumstances and after review with counsel, that, except for the toxic tort suits described above for which no estimate can be made, the eventual resolution of these matters is not expected to have a material adverse effect on the Company's financial statements.

   Item 4.   Submission of Matters to a Vote of Security Holders.

               The Company did not submit any matters to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 1994.


                                       PART II

   Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters.

               The Company's common stock has traded on The Nasdaq Stock Market ("NASDAQ") under the symbol AVDL. The following table sets forth the range of high and low per share sales prices, as reported by NASDAQ, for the periods indicated.



                                 High           Low
    1993

    First Quarter                $3 1/8        $2 1/8
    Second Quarter               $4 1/2        $2 7/16
    Third Quarter                $7 5/8        $4 1/4
    Fourth Quarter               $7 3/4        $6 1/4

    1994

    First Quarter                $8 1/2        $6 5/8
    Second Quarter               $8 1/2        $6 1/4
    Third Quarter                $8 1/4        $6 1/8
    Fourth Quarter               $8            $6 5/8

          At March 6, 1995, there were 728 holders of record of the Company's common stock.

          No dividends were paid on the Company's common stock in the three years ended December 31, 1994. As discussed in Note 5 to the Company's consolidated financial statements, the terms of the Company's revolving credit agreement limit or restrict, without bank approval, the payment of cash dividends.

   Item 6.   Selected Consolidated Financial Data.

                                           Years Ended December 31,
                            -------------------------------------------------
                               1994      1993      1992      1991     1990
                               ----      ----      ----      ----     ----
   INCOME STATEMENT DATA:        (In thousands, except per share data)
   Continuing operations:
    Net sales                $475,810  $456,724  $576,384  $768,887  $752,060
    Gross profit (loss)        47,485    33,180    37,796   (30,090)   27,663
    Income (loss) from
      operations               16,949     3,400     7,281  (119,842)   (3,543)
    Net ESOP contribution         ---       ---     8,141    24,000    27,000
    Income (loss) from
      continuing operations    13,075    (5,233)  (11,321) (139,173)  (25,560)
   Income (loss) from
     discontinued operations   (4,552)   (3,561)      104    (1,705)     (273)
   Net income (loss)            8,523   ( 8,794)  (11,217) (140,878)  (25,833)
   Income (loss) per share of
     common stock:
     Continuing operations       0.90     (0.36)    (0.78)    (9.64)    (1.69)
     Discontinued operations    (0.31)    (0.25)       --     (0.12)    (0.02)
     Total                       0.59     (0.61)    (0.78)    (9.76)    (1.71)
   Cash dividends per share of
     common stock                 ---       ---       ---       ---      0.92

   BALANCE SHEET DATA:
   Current assets            $127,936  $151,597  $177,075  $199,815  $237,831
   Current liabilities         93,100   127,032   113,917   127,522   154,776
   Total assets               273,503   302,139   346,196   383,670   491,015
   Long-term debt              45,875    43,848    90,469   110,009    61,094
   Total liabilities          150,625   187,784   223,047   257,528   248,156
   Shareholders' equity       122,878   114,355   123,149   126,142   242,859
   ____________________
   (1) Income statement data for years 1990 through 1993 have been restated to present Avondale Technical Services, Inc. as discontinued operations
       (see Note 7).

   (2) See "Item 7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations" and the Notes to Consolidated
       Financial Statements regarding the following:

       Discontinued operations.

       Settlement of Requests for Equitable Adjustments in December 1993.

       Revisions of estimated profits on several previously-completed shipbuilding contracts in 1994.

   (3) During 1991 and 1990, the Company revised its estimated costs to complete certain contracts which had the effect of decreasing net income by approximately $69 million, or $4.78 per share, and approximately
       $22 million, or $1.45 per share, respectively.

   (4) During 1991, the Company revised its estimate of the continuing value and future benefits of goodwill. Accordingly, the Company reduced the carrying value of goodwill which had the effect of decreasing net income for 1991 by $57.6 million, or $3.99 per share.

   Item 7: Management's Discussion and Analysis of Financial
           Condition and Results of Operations

               The following discussion should be read in conjunction with Avondale Industries, Inc.'s (the "Company" or "Avondale") consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

          Overview

               For the year ended December 31, 1994 the Company substantially improved its results of continuing operations and financial position as compared to the prior year. Income from continuing operations increased over the prior year due to net gains on several previously-completed shipbuilding contracts, a reduction in interest expense and improvement in the Company's marine repair, wholesale steel and boat building operations. As discussed below, discontinued operations represent the operating results of the Company's service contract subsidiary, Avondale Technical Services, Inc.

               The Company successfully completed two financing initiatives in 1994 that strengthened its liquidity position. On May 10, 1994 the Company established a $35 million revolving credit facility. In addition, $36.25 million of Series 1983 Industrial Revenue Bonds ("Series 1983 IRBs") were refinanced on June 1, 1994 through the issuance of $36.25 million of Series 1994 Refunding Bonds which are due in 2004 and in 2014.

               In addition to the foregoing measures, the Company eliminated certain significant contingencies when it terminated certain arrangements with Ogden Corporation ("Ogden"), its former corporate parent which, among other things, could have required the Company to reimburse Ogden for certain 1985 and prior years' tax liabilities. This settlement is further discussed below and in Note 12 of the notes to the consolidated financial statements.

               The Company's backlog at December 31, 1994 was at an all-time high of approximately $1.4 billion (excluding options). Included in the backlog is work to be performed on five 1994 contract awards, the most significant of which occurred in September 1994 when the U.S. Navy exercised a previously awarded option to construct two additional Strategic Sealift ships for $420 million. These represent the second and third ships which the Company has been awarded in the Sealift program. The remaining options for the other three ships are exercisable over the next three years. Other 1994 contract awards include a $27 million contract for a third gaming vessel to be delivered in mid-1995 and three contracts totaling $39.5 million for the drydock and repair of six T-AKR-Fast Sealift Ships. Of these drydock and repair contracts, one was completed in the fourth quarter of 1994, one was completed in the first quarter of 1995 and the third is scheduled for completion in the third quarter of 1995. Additionally, Avondale was one of five shipyards that received a contract to undertake a preliminary design study on the U.S. Navy's LPD 17 (formerly LX) ship. Work on the $480,000 fixed-price contract is expected to last approximately one year. The LPD 17 construction program is anticipated to be a multi-ship project with the first construction contract award forecasted for 1997 or 1998. The U.S. Navy may order up to twelve LPD 17 ships that are intended to replace over 30 amphibious vessels scheduled for decommissioning.

               The Company has filed a Request for Equitable Adjustment ("Minehunter REA") with the U.S. Navy seeking substantial increases in the contract prices for four MHC-51 Class Minehunters ("MHC") currently being built by the Company. The MHC-51 Class Minehunter is a highly sophisticated vessel designed primarily to clear harbor and coastal waters of acoustic, magnetic and pressure/contact mines. It is constructed using a specially designed glass reinforced plastic ("GRP") technology that was originally developed by a foreign shipyard engaged in the construction of other MHC ships. The foreign shipyard also was required to license the necessary technology and know-how for the design and construction of the vessels to the Company. The Company believes that the additional costs addressed by the Minehunter REA resulted from defective ship specifications provided to the Company that proved impossible to perform at the original cost estimate developed by the Company. In connection with developing the Minehunter REA, the Company realized during the third quarter of 1994 that it would be necessary to increase its cost to complete estimates for the MHC vessels. Prior to the third quarter of 1994, the Company's work on the MHC program had been performed on a break-even basis following the Company's recording of a reserve for contract losses as part of the overall resolution of the Company's Request for Equitable Adjustments ("REAs") which were settled in December 1993. The Company, in consultation with outside counsel, has reviewed the Minehunter REA to determine a minimum estimate of its probable recoverable amount. The Company has received an opinion of outside counsel that such contracts provide a legal basis for the Minehunter REA and the evidence supporting the Minehunter REA is objective and verifiable. Based on the Company's review in consultation with outside counsel and supported by the view of outside counsel that they have no reason to believe that the use of $16 million in quantifying the minimum probable amount of recovery is unreasonable, management concluded in the third quarter of 1994 that it was appropriate to offset the loss that it would have otherwise had to recognize with respect to the MHC program by such amount. In addition, the effects of the cost increase have been partially offset also by certain contractual cost sharing and cost escalation provisions which obligate the U.S. Navy to bear a portion of the additional costs. To the extent that any portion of the $16 million recognized is not recovered, then losses in addition to those taken in 1993 will have to be recorded.

               With the exception of the contract to construct the four Minehunters and the three LSDs, which are projected to be completed on essentially a break-even basis (assuming the Company collects the estimated $16 million minimum probable amount of recovery on its Minehunter REA), the Company's committed backlog is projected to be completed profitably. The operating profit projected to be recognized in 1995 will be related principally to the LSD-CV 52 and 7 T-AO contracts, while profits projected for 1996 and 1997 will reflect the LSD-CV 52 as well as the Icebreaker and Sealift contracts after the Company has made sufficient progress on these contracts to begin recognizing profits. The Company records profits under the percentage-of-completion method of accounting based on direct labor charges, and, although the Company generally does not begin to record profits on its contracts until contract performance is sufficient to estimate final results with reasonable accuracy, actual profits taken with respect to such contracts may be delayed or diminished if the Company is required in the future to revise its estimate of the cost to complete one or more of such contracts.

               In 1994, the Company closed its Avondale Gulfport Marine, Inc. ("AGM") and Genco Industries, Inc. ("Genco") operations as these subsidiaries completed their existing contracts. While the AGM and Genco facilities are currently offered for sale, the Company continues to seek alternative uses for these facilities. The Company also determined in the third quarter of 1994 that it will close its Avondale Technical Services, Inc. ("ATS") operation when it completes its current contracts in 1995. The operating results of ATS are disclosed herein as discontinued operations in the Company's Consolidated Statements of Operations. In addition, the Company completed the fourth and final MHC glass reinforced plastic hull at the GRP Division during the fourth quarter of 1994 and transferred this hull to its main shipyard for final completion and outfitting. The Company is considering using the GRP facility for several potential contract opportunities.

               As discussed further in Note 12 of the notes to the consolidated financial statements, the Company has been informed that it may be a potentially responsible party ("PRP") in connection with two oil reclamation sites operated by unaffiliated companies. With respect to one site, operated by Combustion, Inc., an unaffiliated company, in Walker, Louisiana, the Company and certain of the other PRPs for the Combustion site have funded the site's remediation under a preliminary cost-sharing agreement. As of December 31, 1994, clean-up costs totalled $15 million, of which the Company has contributed $3.5 million. Additional remedial work scheduled for the site includes the completion of a Remedial Investigation/Feasibility Study in 1995 to 1996, and, if required by the results of these studies, subsequent post-closure activities (e.g., groundwater monitoring or remediation). Future costs will also include Louisiana Department of Environmental Quality oversight costs. Future aggregate expenses are expected to be approximately $1 million, exclusive of groundwater monitoring and remediation, to which no estimate is currently available. The Company believes that its proportionate share of expenditures for any additional remedial work will not have a material effect on the Company's financial statements. In addition, the Company believes that its proportionate responsibility for the clean-up costs will not be materially increased.

               Since July 1986, a number of "toxic tort" suits have been filed against the Company and numerous other defendants alleging claims for personal injury, property damage, and "fear of cancer" in connection with Combustion, Inc.'s oil reclamation site. The plaintiffs also seek substantial punitive damages. These cases have been consolidated and certified as a class action. The deadline set by the court for claimants to identify themselves has expired, and approximately 12,000 claimants have been identified. The deadline for joinder of new parties to the litigation has also expired. By court order dated December 29, 1994, all defendants and third-party defendants were deemed to have filed cross-claims against the other defendants and third-party defendants for tort contribution. Certain defendants, including the Company, also were deemed to have filed cross-claims for Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") cost recovery against the other defendants and third-party defendants. Significant discovery activities are scheduled to occur throughout 1995 and into 1996.

               The case is currently pending in federal courts in the Western District of Louisiana. The plaintiffs have moved to remand the state tort claims to Louisiana state court. This motion has not been ruled on by the federal judge; however, a magistrate's report to the federal judge has recommended that the motion to remand be denied.

               The court has ordered the group of plaintiffs and the group of defendants to each select one "bellwether" plaintiff from each of eight categories, which include cancer, leukemia, and property damage. Pursuant to a Case Management Order ("CMO"), the court has set a trial date for September 3, 1996. The CMO provides for a multi-phase trial with Phase One including trial of "bellwether" plaintiffs before a jury. Phase Two will address CERCLA claims. Phase Three will involve settlement negotiations and mediation, and Phase Four will include any additional discovery and trials of multiple plaintiffs to resolve any remaining claims.

               The Company has initiated litigation against its insurer for a declaration of coverage of the liability, if any, that may arise in connection with the remediation of the site or the related tort litigation. The court has ruled that the insurer has the duty to defend the Company, but has not yet ruled on whether the carrier has a duty to indemnify the Company against liability.

               After consultation with counsel, the Company at this preliminary stage is unable to predict the eventual outcome of this litigation and cannot determine its actual liability, if any, for these toxic tort claims at December 31, 1994, nor the degree to which such potential liability would be indemnified by its insurance carrier. The Company believes, based on the advice of counsel, that it has substantial defenses to liability with respect to the tort claims; however, if the claimants are successful, the Company could become liable for substantial amounts. The CERCLA cost recovery claims in the suit may ultimately result in a requirement that additional parties contribute to the clean-up costs of the Combustion site and will not increase the Company's liability for clean-up costs associated with the site.

               With respect to the second oil reclamation site, as discussed in Note 12, the Company was advised in the fourth quarter of 1994 that it may be a PRP because it may have supplied a portion of the waste oil processed at this site. The U.S.

          Environmental Protection Agency has completed action at this site at a cost of approximately $300,000. The list of PRPs includes almost 70 companies, and the Company believes that its proportion, if it has any liability, will be limited to a small percentage of the overall costs at the site.

               As discussed above, certain of the Company's operations closed in 1994 with the completion of their respective contracts. Two of these facilities are currently offered for sale while the Company continues to seek alternative uses for these facilities. With respect to environmental matters, the Company currently is not aware of any material liabilities to be incurred for site restoration, post closure, monitoring commitments, or other exit costs that may occur or result from the sale, disposal or abandonment of any of these properties.

               On February 7, 1995 the Company announced the execution of a $143.9 million contract with a private bulk shipping company to construct four double-hulled product carriers. These double-hulled product carriers will be the first U.S. flag product carriers constructed in the U.S. in eight years. The contract was made possible when the shipping company's application for a U.S. Government guarantee under Title XI of the Merchant Marine Act was approved by the Department of Transportation, Maritime Administration. The guarantee, for $139.4 million, will be used as the basis for the financing of the project. The contract will become effective upon finalizing the financing by the shipping company. Construction is scheduled to commence in mid-1995 with a scheduled completion of mid-1997.

          Results of Operations

          1994 vs. 1993. The Company recorded income from continuing operations of approximately $13.1 million, or $0.90 per share, for the year ended December 31, 1994 compared to a loss of approximately $5.2 million, or $0.36 per share, for 1993. The improvement in the Company's 1994 income from continuing operations principally reflects net gains of approximately $3.5 million, or $0.24 per share, related to revisions of estimated contract profits on several previously-completed shipbuilding contracts, increases in operating income at the Company's marine repair, wholesale steel and boat building operations and a reduction in interest expense. The decrease in interest expense is due primarily to the Company's repayment in early 1994 of balances owed on its previously outstanding revolving credit facilities and senior notes. The repayment of these debt obligations was made possible by the successful resolution and settlement of the Company's Requests for Equitable Adjustments ("REAs") in December 1993.

               In the third quarter of 1994 the Company decided to discontinue its service contracting subsidiary, Avondale Technical Services, Inc. ("ATS"), formed in 1990 to pursue large-scale service contracts with government and commercial operations. The Company concluded that managerial and financial resources devoted to ATS could be more productively invested in the Company's core marine construction operations. As a result, the operating results of ATS for the current and prior years are reported as discontinued operations (see Note 7 of the notes to consolidated financial statements). The Company recorded a loss from discontinued operations of approximately $4.6 million (including estimated costs related to a contract termination), or $0.31 per share, for the year ended December 31, 1994 and has restated prior year results to reflect a loss from discontinued operations of approximately $3.6 million, or $0.25 per share, for the year ended December 31, 1993.

               The Company's net sales from continuing operations in 1994 increased approximately $19.1 million, or 4.2%, as compared to the prior year. The increase in 1994 net sales is due primarily to increases in sales revenues recognized on the contracts to construct the fourth Landing Ship Dock-Cargo Variant ("LSD-CV") vessel, the contracts to construct the three paddlewheel gaming vessels (two of which were delivered in 1994) and the start-up of the first Sealift ship. These increases in net sales were partially offset by reductions in sales revenues recognized on the contracts to construct the three LSD-CV vessels (the first of which was delivered in 1994), the seven T-AO Oiler contract (the fourth of which was delivered in 1994) and the four MHC-51 Class Coastal Minehunters ("MHCs") as these contracts approach completion. Additionally, the Company experienced reduced sales revenues in 1994 associated with the T-AGS 45 Oceanographic Survey Ship contract, which was delivered in 1993, and at its Avondale Gulfport Marine, Inc. ("AGM") and Genco Industries, Inc. ("Genco") operations. AGM delivered its last Landing Craft Air Cushion ("LCAC") vessel in June 1993. Genco completed its
          remaining construction contracts in August 1994.    The contracts
          to construct the four LSD-CVs, the four MHCs and the seven T-AOs collectively accounted for approximately 69% of the Company's 1994 net sales revenue.

               Gross profit for 1994 increased approximately $14.3 million, or 43%, compared to 1993. The increase in 1994 gross profit is primarily due to profits recognized on the contract to construct the seven T-AOs and revisions of contract profits on several previously-completed shipbuilding contracts. Also contributing to the 1994 gross profit were profits recognized on the two gaming vessels delivered in 1994 and profits recognized by the Company's marine repair and wholesale steel operations.

               Selling, general and administrative ("SG&A") expenses increased by approximately $756,000, or 2.5%, for 1994 compared to 1993. The overall increase in SG&A expenses primarily resulted from increased operating activity at the Company's main shipyard. This increase in SG&A expenses was partially offset by a decrease in SG&A expenses resulting from the closing of the AGM and Genco operations.

               Interest expense decreased by approximately $4.4 million, or 50%, in 1994 as compared to 1993. The decrease is due to the reduction in the Company's overall level of debt, which decreased by approximately $37 million, or 41.7%, at December 31, 1994 as compared to December 31, 1993 (see "Liquidity and Capital Resources" below).

               The Company recorded a $300,000 provision for income taxes in 1994 while no provision was recorded in 1993 due to the loss from operations (see Note 9 of the notes to the consolidated financial statements for further discussion).

          1993 vs. 1992. The results of operations herein have been restated to present Avondale Technical Services, Inc. ("ATS") as discontinued operations.

               The Company had a loss from continuing operations for the year ended December 31, 1993 of $5.2 million, or $0.36 per share, compared with a loss from continuing operations in 1992 of $11.3 million, or $0.78 per share. The Company recorded a loss from discontinued operations of $3.6 million, or $0.25 per share, for 1993 compared with income from discontinued operations of $104,000, or less than $0.01 per share, in 1992. The Company's profitability in 1993 was affected by several factors, primarily the allocation of the recovery to individual contracts and the related timing of the recognition of the revenues associated with the Company's settlement with the U.S. Navy on its Requests for Equitable Adjustment ("REAs") and other charges and write downs, all of which occurred in the fourth quarter of 1993.

               Net sales from continuing operations for the year ended December 31, 1993 decreased $119.7 million, or 20.8%, from the same period in 1992. The decrease in net sales is consistent with a declining level of activity in the Company's shipbuilding operations, with most of the Company's net sales attributable to shipbuilding contracts with the U.S. Navy to build seven T-AO Oilers (four of which remain to be completed), three Landing Ship Docks - Cargo Variant ("LSD-CV") and four MHC-51 Coastal Minehunters ("MHC") (all of which remain to be completed).

               Gross profit for 1993 decreased by $4.6 million, or 12%, to $33.2 million compared to $37.8 million in 1992. The decrease in gross profit partially reflects the impact of recording the effects of the settlement with the U.S. Navy on the Company's REAs, such settlement occurring in late December 1993 as discussed in the "Overview". Gross profit was also affected in the fourth quarter of 1993 by the write downs of assets currently offered for sale and retroactive adjustments of insurance costs.

               Selling, general and administrative ("SG&A") expenses decreased approximately $735,000, or 2.4%, for the year ended December 31, 1993, as compared to 1992. The decrease in SG&A expenses reflects the general decline in activity. The decreases were partially offset by increases in professional and other fees associated with the further amendment of the Company's revolving credit agreements with the Company's banks and the senior notes. Additionally, increases were noted in bids and estimates, travel and selling and product development expenses which reflect the Company's ongoing efforts to secure additional contracts. As noted above, these efforts yielded contracts which, if all options are exercised, would result in sales in excess of $1.8 billion.

               Interest expense decreased by $1.9 million for the year ended December 31, 1993 as compared to the same period in 1992. The decrease is due primarily to the reduction in the Company's overall level of debt, which decreased by $28 million at December 31, 1993 as compared to 1992.

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

          Liquidity and Capital Resources

               As discussed in the 1993 Form 10-K, the December 1993 settlement of the Company's Requests for Equitable Adjustments ("REAs") submitted during 1992 substantially improved the Company's liquidity. At the end of 1993, the Company invoiced approximately $90 million of the $145 million REA settlement amount. The balance is being billed over the remaining period of performance under the affected contracts. The cash received by the Company enabled the Company to retire its approximately $6 million of senior notes and approximately $38 million balance of outstanding loans under two previous credit facilities.

               In 1994 the Company successfully completed two financing initiatives which strengthened its liquidity position. On May 10, 1994, the Company established a $35 million revolving bank credit facility secured principally by the Company's working capital assets and its 900-foot floating drydock. Among other things, under the credit facility the Company has the right to require the bank group to post letters of credit on the Company's behalf in support of its operations. At December 31, 1994 approximately $23.3 million of letters of credit were outstanding under the new credit facility.

               On June 1, 1994, the Company announced that it had completed the issuance of $36.25 million of Series 1994 Refunding Bonds resulting in the refinancing and redemption of the Series 1983 Industrial Revenue Bonds ("Series 1983 IRBs"). The Series 1994 Refunding Bonds call for principal amortization to begin on June 1, 1997, with $6.0 million of the Refunding Bonds to bear interest at the rate of 8.25% and mature in 2004, and the remaining $30.25 million to bear interest at 8.50% and mature in 2014.

               In addition to the financing measures discussed above, the Company eliminated certain significant contingencies when it terminated certain arrangements with Ogden which have existed since the Spin Off in 1985. Prior to their termination, these arrangements could have required the Company to reimburse Ogden for certain 1985 and prior years' tax liabilities or to issue preferred stock or debentures to Ogden in the amount of its reimbursement obligation. The termination of the 1985 agreements also terminated certain obligations of Ogden to continue to guarantee the Series 1983 IRBs as well as guarantee certain other Avondale obligations.

               The previous arrangements terminated (i) upon the payment by the Company to Ogden of $5 million of cash on June 1, 1994, (ii) the Company's delivery to Ogden of a two-year unsecured note in the principal amount of $8 million bearing interest at 10% per annum and payable in $5 million and $3 million installments in

          1995 and 1996, respectively, (iii) the refunding on June 1, 1994 of the $36.25 million Refunding Bonds (without an Ogden guarantee) to replace an IRB issuance that Ogden had guaranteed, and (iv) the Company's securing of Ogden's release from its other guarantees of the Company's obligations. The $13 million settlement with Ogden noted above was accounted for as an adjustment to the purchase price incurred in connection with the Spin Off from Ogden and resulted in a concurrent increase to the Company's goodwill. The Company expects that funds from operations, existing cash balances and funds available from the Company's existing credit facilities will be sufficient to fund the payments to Ogden as noted above.

               As previously discussed in the Company's Form 10-Q for the period ended September 30, 1994, the Company has from time to time considered the advisability of certain capital expenditure programs to, among other things, upgrade and modernize its plant and equipment. In 1994 the Company decided to pursue an approximately $20 million plant modernization program at the Company's main shipyard. In addition to increasing production efficiency, the modernization program is expected to enhance the Company's ability to compete for domestic and international shipbuilding opportunities.

               On February 10, 1995 the Company announced that it completed financing of $17.8 million of the plant modernization effort by issuing mortgage bonds utilizing a Title XI guarantee. The bonds bear interest at the rate of 8.16% and are repayable in equal semi-annual principal payments of $593,000 over a 15 year period. The Company expects the modernization of the plant facilities to be completed by the third quarter of 1995.

               In addition to the $17.8 million of mortgage bonds discussed above, the Company also completed the refinancing of approximately $4.3 million of existing Title XI bonds and the reduction of the interest rate from 9.30% to 7.86%. These bonds are repayable in equal semi-annual principal payments of $776,000 and mature in the year 2000.

               As part of the Company's continuing efforts to focus on its core activity, marine construction, the Company continues to explore the possible sale of its non-core assets. While the Company is in the process of marketing several of its facilities, any such sales would only be made for amounts that are not less than management's estimate of the fair value of the assets.

   Item 8. Financial Statements and Supplementary Data.
           See next consecutive page.


          INDEPENDENT AUDITORS' REPORT

          To the Board of Directors and Shareholders of Avondale Industries, Inc.:

          We have audited the accompanying consolidated balance sheets of Avondale Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avondale Industries, Inc. and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.


          \s\ Deloitte & Touche LLP
          DELOITTE & TOUCHE LLP

          New Orleans, Louisiana
          February 24, 1995

                      AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

    December 31,                                         1994          1993
                                                         ----          ----
                                                           (In thousands)
    ASSETS (Notes 5 and 6)
    Current Assets:
    Cash and cash equivalents                         $ 15,414      $  3,195
    Restricted short-term investments (Note 6)           1,811
    Receivables (Note 3)                                84,510       130,052
    Inventories (Note 4)                                16,109        13,609
    Prepaid expenses and other current assets (Note 9)  10,092         4,741
                                                       -------       -------
    Total current assets                               127,936       151,597
                                                       -------       -------
    Property, Plant and Equipment:
    Land                                                 9,324         9,324
    Buildings and improvements                          47,979        46,162
    Machinery and equipment                            174,694       173,456
                                                       -------       -------
    Total                                              231,997       228,942
    Less accumulated depreciation                     (112,836)     (103,400)
                                                       -------       -------
    Property, plant and equipment - net                119,161       125,542
                                                       -------       -------
    Goodwill - net                                      15,431        17,892
    Deferred tax assets (Note 9)                         7,000
    Other assets                                         3,975         7,108
                                                       -------       -------
    TOTAL ASSETS                                      $273,503      $302,139
                                                       =======       =======

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
    Notes payable to banks (Note 5)                   $             $ 38,303
    Current maturities of long-term debt (Note 6)        5,866         6,568
    Accounts payable                                    60,917        56,797
    Accrued employee compensation                       12,948        12,352
    Other                                               13,369        13,012
                                                       -------       -------
    Total current liabilities                           93,100       127,032

    Notes payable to banks (Note 5)                                      107
    Long-term debt (Note 6                              45,875        43,741
    Other liabilities and deferred credits              11,650        16,904
                                                       -------       -------
    Total liabilities                                  150,625       187,784
                                                       -------       -------

    Commitments and Contingencies (Notes 6, 8 and 12)

    SHAREHOLDERS' EQUITY (Note 11):
    Common stock, $1.00 par value; authorized -
      30,000,000 shares; issued - 15,927,191 shares
       in 1994 and 1993                                 15,927        15,927
    Additional paid-in capital                         373,911       373,911
    Accumulated deficit                               (255,104)     (263,627)
                                                       -------       -------
    Total                                              134,734       126,211
    Treasury stock (1,463,016 shares
      in 1994 and 1993) at cost                        (11,856)      (11,856)
                                                       -------       -------
    Total shareholders' equity                         122,878       114,355
                                                       -------       -------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $273,503      $302,139
                                                       =======       =======
    See Notes to Consolidated Financial Statements.

<CAPION>

                      AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

    Years ended December 31,                     1994       1993       1992
    (In thousands, except per share data)        ----       ----       ----

    CONTINUING OPERATIONS:
    Net sales (Note 3)                        $ 475,810  $ 456,724  $ 576,384
    Cost of sales                               428,325    423,544    538,588
                                                -------    -------    -------
    Gross profit                                 47,485     33,180     37,796
    Selling, general
      and administrative expenses                30,536     29,780     30,515
                                                -------    -------    -------
    Income from operations                       16,949      3,400      7,281
    Interest expense                             (4,385)    (8,769)   (10,695)
    Other - net                                     811        136        234
                                                -------    -------    -------
    Income (Loss) from continuing operations
      before ESOP contribution and income taxes  13,375     (5,233)    (3,180)
    Net ESOP contribution (Note 10)                 ---        ---      8,141
                                                -------    -------    -------
    Income (Loss) from continuing
      operations before income taxes             13,375     (5,233)   (11,321)
    Income taxes (Note 9)                           300
                                                -------    -------    -------
    Income (Loss) from continuing operations     13,075     (5,233)   (11,321)
                                                -------    -------    -------
    DISCONTINUED OPERATIONS (NOTE 7):
    Income (Loss) from discontinued operations   (1,909)    (3,561)       104
    Disposal costs                               (2,643)
                                                -------    -------    -------
    Income (Loss) from discontinued operations   (4,552)    (3,561)       104
                                                -------    -------    -------
    NET INCOME (LOSS)                         $   8,523  $  (8,794) $ (11,217)
                                                =======    =======    =======

    Income (Loss) per share of common stock (Note 11):
    Continuing operations                     $    0.90  $   (0.36) $   (0.78)
    Discontinued operations                       (0.31)     (0.25)       ---
                                                -------    -------    -------
    INCOME (LOSS) PER SHARE OF COMMON STOCK   $    0.59  $   (0.61) $   (0.78)
                                                =======    =======    =======
    Weighted average number
      of shares outstanding                      14,481     14,464     14,462
                                                =======    =======    =======

    See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


 Years ended December 31, 1992, 1993 and 1994
 (In thousands)


                                       Additional                 Note                     Total
                              Common     Paid-In   Accumulated   Receivable   Treasury   Shareholders'
                               Stock     Capital    Deficit      From ESOP     Stock       Equity
                             -------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1991   $ 15,906   $373,849    $(243,616)    $(8,141)    $(11,856)    $126,142
Net (loss)                                            (11,217)                              (11,217)
Repayment from ESOP                                                 8,141                     8,141
Other                              21         62                                                 83
                             -------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992     15,927    373,911     (254,833)                 (11,856)     123,149
Net (loss)                                             (8,794)                               (8,794)
                             -------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993     15,927    373,911     (263,627)                 (11,856)     114,355
Net income                                              8,523                                 8,523
                             -------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994   $ 15,927   $373,911    $(255,104)    $   ---     $(11,856)    $122,878
                             =========================================================================

See Notes to Consolidated Financial Statements.


                      AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



   Years ended December 31,                        1994       1993       1992
   (In thousands)                                  ----       ----       ----

   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                             $ 8,523    $(8,794)  $(11,217)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used for)
      operating activities:
       Depreciation and amortization              11,552     11,810     12,318
       Change in operating assets and
        liabilities, net of dispositions:
        Receivables                               45,542     16,634     22,256
        Inventories                               (2,500)       189      2,701
        Prepaid expenses and other
         current assets                           (1,251)       653     (2,213)
        Accounts payable                           4,120     (4,476)   (27,756)
        Accrued employee compensation                596       (248)    (2,568)
        Other - net                                2,546      1,098      3,586
                                                 -------    -------    -------
   Net cash provided by (used for)
     operating activities                         69,128     16,866     (2,893)
                                                 -------    -------    -------
   CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           (5,120)    (2,863)    (2,221)
   Proceeds from sale of assets                               9,467
   Repayment of note receivable                                          2,250
   Purchase of restricted short-term
     investments - net                            (1,811)
   Payment to former corporate parent (Note 12)   (5,000)
                                                 -------    -------    -------
   Net cash provided by (used for)
     investing activities                        (11,931)     6,604         29
                                                 -------    -------    -------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of long-term borrowings               (81,228)   (27,888)   (12,001)
   Proceeds from issuance of long-term borrowings 36,250                 6,728
   Repayment of ESOP note receivable                                     8,141
                                                 -------    -------    -------
   Net cash provided by (used for)
     financing activities                        (44,978)   (27,888)     2,868
                                                 -------    -------    -------
   NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                  12,219     (4,418)         4
   CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                             3,195      7,613      7,609
                                                 -------    -------    -------
   CASH AND CASH EQUIVALENTS AT
     END OF YEAR                                 $15,414    $ 3,195    $ 7,613
                                                 =======    =======    =======
   SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                                 $ 4,537    $ 8,659    $10,481
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

                            Type                  Period

                    Machinery and equipment       3-20 years
                    Buildings and improvements   15-40 years

          Accelerated depreciation methods are generally used for income tax purposes. Maintenance and repairs are charged directly to expense as incurred. Additions, improvements and major renewals are capitalized.

          Goodwill

          Goodwill represents the excess of the purchase price over the underlying fair value of the net assets of acquired businesses and is being amortized on a straight-line basis over its estimated useful life of twenty years. Management evaluates the continuing value and future benefits of goodwill, including the appropriateness of related amortization periods, on a current basis.

          The recoverability of goodwill is assessed by determining whether the unamortized balance can be recovered through projected cash flows and operating results over its remaining life. Any impairment of the asset is recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset.

          Accumulated amortization at December 31, 1994 and 1993 amounted to $73.7 million and $72.2 million, respectively.

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

          In December 1993, the Company invoiced approximately $90 million of the settlement amount, all of which it had received by the end of April 1994. The balance is being billed over the remaining period of performance under the affected contracts. The Company's receipt of this cash enabled it to retire the outstanding balances of its revolving credit facilities and the senior notes totalling approximately $44 million at December 31, 1993 (see Notes 5 and 6).

          3.  Receivables

          Receivables consisted of the following at December 31, 1994 and 1993 (in thousands):

                                                          1994        1993
                                                          ----        ----
          Long-term contracts:
             U.S. Government:
               Amounts billed                          $ 13,754      $ 91,126
               Unbilled costs, including retentions,
                and estimated profits on contracts
                 in progress                             48,254        16,554
                                                        -------       -------
               Total                                     62,008       107,680

             Commercial:
               Amounts billed                             7,568         8,820
               Unbilled costs, including retentions,
                and estimated profits on contracts
                 in progress                             10,914        10,219
                                                        -------       -------
               Total from long-term contracts            80,490       126,719
          Trade and other current receivables             4,020         3,333
                                                        -------       -------
          Total                                        $ 84,510      $130,052
                                                        =======       =======

          Unbilled costs, including retentions, and estimated profits on contracts in progress were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated profits, approximately $7.7 million is expected to be collected in 1995 with the balance to be collected in subsequent years as contract deliveries are made and warranty periods expire. Net sales to the United States Government in 1994, 1993 and 1992 account for approximately 77%, 79% and 84% of the net sales, respectively.

          Costs and estimated profits (losses) on contracts in progress at December 31, 1994 and 1993 were as follows (in thousands):

                                                        1994          1993
                                                        ----          ----
          Costs incurred on contracts in progress   $ 2,177,750   $ 1,743,347
          Estimated profits recognized                   25,634         7,530
          Reserve for anticipated contract losses       (39,000)      (39,000)
                                                      ---------     ---------
          Total                                       2,164,384     1,711,877
          Less billings to date                      (2,108,384)   (1,698,763)
                                                      ---------     ---------
          Net value of contracts in progress        $    56,000   $    13,114
                                                      =========     =========

          Net value of contracts in progress was comprised of the following amounts:

                                                         1994        1993
                                                         ----        ----
          Unbilled costs and estimated
             profits on contracts in progress
             (included in receivables)                 $ 59,168   $ 26,773
          Billings in excess of costs and estimated
             profits on contracts in progress
             (included in accounts payable)              (3,168)   (13,659)
                                                        -------    -------
          Total                                        $ 56,000   $ 13,114
                                                        =======    =======

          The reserve for anticipated contract losses of $39.0 million included in the net value of contracts in progress at December 31, 1994 and 1993 is related to certain U.S. Navy contracts which are presently scheduled for delivery at varying dates into 1996. The reserve was established when, as a result of revised estimates based on representative experience, it was evident that losses would be incurred on these contracts.

          The Company has filed a Request for Equitable Adjustment ("Minehunter REA") with the U.S. Navy seeking substantial increases in the contract prices for four MHC-51 Class Minehunters ("MHC") currently being built by the Company. The MHC-51 Class Minehunter is a highly sophisticated vessel designed primarily to clear harbor and coastal waters of acoustic, magnetic and pressure/contact mines. It is constructed using a specially designed glass reinforced plastic ("GRP") technology that was originally developed by a foreign shipyard engaged in the construction of other MHC ships. The foreign shipyard also was required to license the necessary technology and know-how for the design and construction of the vessels to the Company. The Company believes that the additional costs addressed by the Minehunter REA resulted from defective ship specifications provided to the Company that proved impossible to perform at the original cost estimate developed by the Company. In connection with developing the Minehunter REA, the Company realized during the third quarter of 1994 that it would be necessary to increase its cost to complete estimates for the MHC vessels. Prior to the third quarter of 1994, the Company's work on the MHC program had been performed on a break-even basis following the Company's recording of a reserve for contract losses as part of the overall resolution of the Company's Request for Equitable Adjustments ("REAs") which were settled in December 1993. The Company, in consultation with outside counsel, has reviewed the Minehunter REA to determine a minimum estimate of its probable recoverable amount. The Company has received an opinion of outside counsel that such contracts provide a legal basis for the Minehunter REA and the evidence supporting the Minehunter REA is objective and verifiable. Based on the Company's review in consultation with outside counsel and supported by the view of outside counsel that they have no reason to believe that the use of $16 million in quantifying the minimum probable amount of recovery is unreasonable, management concluded in the third quarter of 1994 that it was appropriate to offset the loss that it would have otherwise had to recognize with respect to the MHC program by such amount. In addition, the effects of the cost increase have been partially offset also by certain contractual cost sharing and cost escalation provisions which obligate the U.S. Navy to bear a portion of the additional costs. To the extent that any portion of the $16 million recognized is not recovered, then losses in addition to those taken in 1993 will have to be recorded.

          4.  Inventories

          Inventories consisted of the following at December 31, 1994 and 1993 (in thousands):

                                                    1994        1993
                                                    ----        ----
          Goods held for sale                    $  7,908    $  4,604
          Materials and supplies                    8,201       9,005
                                                  -------     -------
          Total                                  $ 16,109    $ 13,609
                                                  =======     =======

          5.  Notes Payable to Banks

          Notes payable to banks consisted of the following at December 31, 1993 (in thousands):

                                                                1993
                                                                ----
          Revolving credit agreement with
            various financial institutions                   $ 29,909
          Revolving bank credit agreement                       8,378
          Other                                                   123
                                                              -------
          Total                                                38,410
          Less current maturities                             (38,303)
                                                              -------
          Notes payable to banks, noncurrent                 $    107
                                                              =======

          The terms of both revolving credit agreements required the unpaid balances at December 31, 1993 to be due April 1, 1994 and provided for interest at fluctuating annual rates based on base rates as defined. The interest rate at December 31, 1993 was 7.5%. Both revolving credit agreements as well as the senior notes (see Note 6) were secured by substantially all of the Company's otherwise unencumbered assets and, among other things, required the Company to meet certain financial and operating covenants. As discussed in Note 2 and as required by both revolving credit agreements, cash receipts from the settlement of the REAs were used to retire the outstanding balances of these credit agreements during January 1994.

          During May 1994, the Company entered into a two-year revolving credit agreement with various financial institutions which establishes an available line of credit equal to the lesser of $35 million or a specified borrowing base. The credit facility provides the Company with the right to require the bank group to post letters of credit on the Company's behalf in support of its operations. At December 31, 1994, $23.3 million of letters of credit were outstanding under the facility.

          Borrowings under the facility bear interest at fluctuating rates. There were no borrowings under the credit facility during 1994. The credit facility is collateralized by substantially all of the Company's working capital assets and its 900-foot floating drydock and, among other things, (1) requires the Company to meet certain financial covenants (relating to net worth, debt coverage, interest coverage and backlog), (2) imposes limitations and restrictions related to annual capital expenditures, the incurrence of new indebtedness and the payment of dividends and
          (3) requires compliance with the terms and conditions of all other debt agreements.

          6.  Long-term Debt

          Long-term debt consisted of the following at December 31, 1994 and 1993 (in thousands):

                                                       1994        1993
                                                       ----        ----
          Industrial revenue bonds                  $ 36,250    $ 36,250
          Mortgage bonds, interest at 9.3%,
            payable in semi-annual principal
            installments to 2000                       4,656       5,432
          Senior notes                                             5,707
          General obligation industrial bonds,
            interest at 7%, payable in annual
            installments to 2011                       2,835       2,920
          Other long-term debt                         8,000
                                                     -------     -------
          Total                                       51,741      50,309
          Less current maturities of long-term debt   (5,866)     (6,568)
                                                     -------     -------
          Long-term debt                            $ 45,875    $ 43,741
                                                     =======     =======

          The industrial revenue bonds at December 31, 1993 represented Series 1983 bonds bearing interest at 8.25% which were due June 2001. These bonds were subject to optional redemption by bondholders effective June 1993 and were secured by a continuing guarantee of Ogden Corporation ("Ogden"), the Company's former corporate parent, and an irrevocable letter of credit. During June 1994, the Company completed the issuance of $36.25 million of Series 1994 refunding bonds ("Series 1994 bonds") resulting in the refinancing and redemption of the Series 1983 bonds. The Series 1994 bonds consist of (1) $6 million bearing interest at 8.25% and payable in annual principal installments ranging from $550,000 in 1997 to final payment of $985,000 in 2004 and (2)
          $30.25 million bearing interest at 8.50% and payable in annual principal installments ranging from $340,000 in 1997 to final payment of $3.8 million in 2014.

          The Series 1994 bonds are secured by certain property and equipment and a debt service reserve fund comprised of short-term investments aggregating $1.8 million at December 31, 1994. Among other things, the terms and conditions of the Series 1994 bonds
          (1) require the Company to meet certain financial covenants (relating to net worth, debt and debt service coverage and liquidity), (2) impose limitations and restrictions related to the incurrence of new indebtedness and the payment of dividends, and (3) require compliance with the terms and conditions of other specified debt agreements.

          The mortgage bonds are guaranteed by the United States Government under Title XI of the Merchant Marine Act, 1936, as amended, and include various restrictive covenants including provisions relating to the maintenance of working capital, incurrence of additional indebtedness and the maintenance of a minimum net worth. Property, plant and equipment having a net book value of approximately $13.8 million at December 31, 1994 has been pledged
          as collateral for the mortgage bonds.   In February 1995, the
          Company completed the refinancing of the remaining balance of these mortgage bonds (approximately $4.3 million in February
          1995) which reduced the interest rate from 9.30% to 7.86%. The refinancing agreement contains various restrictive covenants similar to those discussed above. These bonds are repayable in equal semi-annual principal installments of $776,000 and mature in the year 2000.

          The senior notes, bearing interest at the annual rate of 11.29% at December 31, 1993, required principal payments of $2 million on May 1, 1994 and 1995, with the remaining unpaid balance due on May 1, 1996. The senior note agreements also required the Company to comply with certain financial and operating covenants similar to the revolving credit agreements discussed in Note 5. As discussed in Note 2 and as required by the terms of the related agreements, cash receipts from the settlement of the REAs were used to retire the outstanding balances of the senior notes during January 1994.

          Other long-term debt of $8 million at December 31, 1994 represents a two-year unsecured note issued to Ogden as part of the settlement in 1994 which terminated certain arrangements with Ogden which had existed since the Spin Off in 1985 (see Notes 10 and 12). The note bears interest at 10% per annum and is payable in $5 million and $3 million installments in 1995 and 1996, respectively.

          Annual maturities of long-term debt for each of the next five years and in total thereafter follow (in thousands):

                             1995                $  5,866
                             1996                   3,876
                             1997                   1,771
                             1998                   1,861
                             1999                   1,951
                             Thereafter            36,416
                                                  -------
                             Total               $ 51,741
                                                  =======
          In February 1995 the Company completed financing of $17.8 million of its approximately $20 million plant modernization effort by issuing mortgage bonds utilizing a U.S. Government guarantee under Title XI of the Merchant Marine Act, 1936, as amended.
          The bonds bear interest at the rate of 8.16% and are payable in equal semi-annual principal payments over a 15 year period.

          7.  Discontinued Operations

          During the third quarter of 1994 the Company decided to discontinue operation of its service contracting subsidiary, Avondale Technical Services, Inc. ("ATS"), formed in 1990 to pursue large-scale service contracts with government and commercial operations. The Company concluded that managerial and financial resources could be more productively invested in the Company's core marine construction operations. The Company expects ATS to complete its current contracts in the first quarter of 1995.

          The operating results of ATS for the current and prior-year periods are reported as discontinued operations. Summarized results of ATS are as follows (in thousands):

                                                            1994         1993       1992
                                                            ----         ----       ----
           Net sales                                     $ 13,520     $ 14,442   $ 15,627
           Costs and expenses                              15,429       18,003     15,523
                                                          -------      -------    -------
           Income (Loss) from discontinued operations      (1,909)      (3,561)       104
           Loss on disposal of discontinued operations     (2,643)         ---        ---
                                                          -------      -------    -------
           Income (Loss) from discontinued operations    $ (4,552)    $ (3,561)  $    104
                                                          =======      =======    =======

          8.  Leases

          The Company leases equipment and real property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Certain of the leases provide for renewal privileges with escalation of the lease payments based on changes in selected economic indices.

          Rental expense for operating leases was $5.8 million, $5.3 million and $7.3 million in 1994, 1993 and 1992, respectively.

          Minimum rental commitments under leases having an initial or remaining noncancelable term in excess of twelve months follow (in thousands):


                             1995                $  3,212
                             1996                   3,025
                             1997                   1,480
                             1998                     380
                             1999                     104
                                                  -------
                             Total               $  8,201
                                                  =======

          9.  Income Taxes

          Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The statement requires the use of the asset and liability approach for financial accounting and reporting for income taxes. Financial statements for prior years have not been restated and the cumulative effect of the accounting change was not material.

          The 1994 income tax provision of $300,000 consists of a current income tax provision of $600,000 and a deferred income tax benefit of $300,000. During 1993 and 1992 a provision for income taxes was not recorded due to the loss from operations.

          The provision for income taxes varied from the Federal statutory income tax rate due to the following (dollars in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------
                                                  1994              1993             1992
                                               -----------       -----------      -----------
                                               Amount    %       Amount    %      Amount    %
                                               ------   --       ------   --      ------   --
            Taxes at Federal statutory rate   $ 3,088   35      $(3,078) (35)    $(3,814) (34)
            Amortization of goodwill
              not deductible                      511    6          357    4         347    3
            Net operating loss and tax credit
              carryforwards not utilized          ---  ---        2,595   30       3,579   32
            Settlement of prior year
              tax examinations                 (3,200) (36)
            Other                                 (99)  (1)         126    1        (112)  (1)
                                               ------  ---       ------  ---      ------  ---
            Total                             $   300    4      $  --     --     $  --     --
                                               ======  ===       ======  ===      ======  ===

          At December 31, 1994 the Company has available for Federal income tax purposes net operating loss carryforwards and tax credit carryforwards of $136 million and $5.2 million, respectively, expiring in years 2000 through 2009. Additionally, the Company has $600,000 of minimum tax credits which may be carried forward indefinitely.

          Deferred income taxes represent the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax balances at December 31, 1994 and 1993 are as follows (in thousands):

                                                        1994         1993
                                                        ----         ----
          Deferred Tax Liabilities:
          Differences between book
            and tax basis of property,
             plant and equipment                      $ 27,018      $ 30,890
          Other                                          1,511         2,544
                                                       -------       -------
          Total                                       $ 28,529      $ 33,434
                                                       -------       -------
          Deferred Tax Assets:
          Reserves not currently deductible              6,020         9,515
          Long-term contracts                            5,252         2,053
          Other temporary differences                    3,598         2,578
          Operating loss carryforwards                  47,600        40,250
          Tax credit carryforwards                       5,800         4,806
                                                       -------       -------
                                                        68,270        59,202
          Valuation Allowance                          (28,641)      (25,768)
                                                       -------       -------
          Total                                         39,629        33,434
                                                       -------       -------
          Net deferred tax assets                     $ 11,100      $    --
                                                       =======       =======

          At December 31, 1994, prepaid expenses and other current assets includes net deferred tax assets of $4.1 million. Also, at December 31, 1994 other current liabilities include $600,000 of current income taxes payable.

          During 1994, the deferred tax valuation allowance increased approximately $16.6 million due to additional acquired tax assets, primarily relating to operating loss carryforwards, which will become available to the Company as a result of the disallowance of certain income tax deductions in periods prior to the Spin Off from its former corporate parent. The deferred tax valuation allowance decreased approximately $14 million as a result of the Company's current year operating results and a re-evaluation of its expectations of the likelihood of future operating income related to its existing backlog. This decrease in the valuation allowance was recorded as a reduction in goodwill in accordance with SFAS 109, which requires that the realization of tax benefits first be attributed to any acquired tax assets. In the event that additional tax benefits are realized in future periods, the first $5 million of such benefits will also be recorded as a reduction in goodwill, rather than as a reduction of income tax expense.

          10.  Retirement Plans

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

          The ESOP owned approximately 7,096,000 and 7,348,000 shares of the Company's common stock at December 31, 1994 and 1993, respectively. The ESOP Loan was repaid with the funds derived from contributions made by the Company, determined at the discretion of management, to the ESOP for the benefit of its eligible employees and for which the Company received a Federal income tax deduction. The shares of common stock acquired by the ESOP with the ESOP Loan were held in a suspense account, and each year, as the ESOP made payments on the ESOP Loan, a proportional number of shares were released from the suspense account and prorated among the individual accounts maintained for ESOP participants based on their compensation.

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

          The net periodic pension cost for the years ended December 31, 1994, 1993 and 1992 included the following components (in thousands):

                                                                1994      1993      1992
                                                                ----      ----      ----
            Service costs of the current period               $ 3,400   $ 3,700   $ 2,600
            Interest cost on the projected
              benefit obligation                                3,800     4,400     3,600
            Actual return on plan assets                       (2,700)   (7,000)   (5,000)
            Net amortization of transition liability and
              deferred investment gain (loss)                    (200)    5,000     2,900
                                                               ------    ------    ------
            Net periodic pension cost                         $ 4,300   $ 6,100   $ 4,100
                                                               ======    ======    ======

          The following table sets forth the pension plan's estimated funded status as of December 31, 1994 and 1993 (in thousands):

                                                                1994      1993
                                                                ----      ----
            Projected benefit obligation:
              Vested benefits                                 $40,800   $43,000
              Nonvested benefits                                  600       700
                                                               ------    ------
              Accumulated benefit obligation                   41,400    43,700
              Effect of projected future compensation levels    4,200     5,100
                                                               ------    ------
            Projected benefit obligation                       45,600    48,800
            Plan assets at market value                        44,200    45,700
                                                               ------    ------
            Plan assets less than projected benefit obligation (1,400)   (3,100)
            Unrecognized net transition obligation                200       200
            Unrecognized prior service costs                   (3,000)   (3,000)
            Unrecognized net loss                               6,800    10,200
                                                               ------    ------
            Prepaid pension costs                             $ 2,600   $ 4,300
                                                               ======    ======

          The Company's funding policy is to contribute each year an amount equal to the minimum required contribution under the Employee Retirement Income Security Act of 1974. However, the contribution for any year will not be greater than the maximum tax deductible contribution. Plan assets consist primarily of United States Government and Agency securities, corporate bonds and notes, corporate stocks, and an unallocated insurance contract. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.5% for 1994 and 7.5% for 1993. The rate of increase in future compensation levels used was 3.5% for 1994 and thereafter, and 1% for 1993. The expected long-term rate of return on the assets was 9% for 1994 and 1993.

          11.  Shareholders' Equity

          Preferred Stock

          The Company is authorized to issue 5,000,000 shares of preferred stock, $1.00 par value, none of which was outstanding at December 31, 1994 and 1993.

          Income (Loss) Per Share

          The weighted average number of shares used in the computation of income (loss) per share was 14,481,000, 14,464,000 and 14,462,000 for the years ended December 31, 1994, 1993 and 1992, respectively. The assumed exercise of stock options would not result in dilution in any of such periods.

          Performance Share Plan

          The Company's Performance Share Plan provided for the award of shares of common stock to senior executives of the Company, as designated by a committee of the Board of Directors, which were earned upon the attainment of specified performance objectives. These performance objectives have been attained and therefore no further awards will be made. Transactions relating to the plan during 1994, 1993 and 1992 were not material.

          The plan provided for a cash distribution in an amount equal to the Participant's income tax liability resulting from the settlement of an award. To the extent that a Participant received cash in lieu of common stock as payment of an award, options were granted to the participant to purchase an equivalent number of such shares. There were 279,155 stock options outstanding at December 31, 1994 and 303,159 stock options outstanding at December 31, 1993 and 1992. The stock options are exercisable at prices of $3.875 to $19.00 per share, the majority of which contain a stock appreciation right feature and expire on various dates to February 2002.

          Stock Appreciation Plan

          The Company maintains a Stock Appreciation Plan for key management employees which contains a stock appreciation right feature. There are 500,000 shares of common stock of the Company reserved for award under the plan. Transactions of the Stock Appreciation Plan during 1994, 1993 and 1992 were as follows:

                                                    Number of Shares
                                            -------------------------------
                                              1994        1993        1992
                                              ----        ----        ----
          Outstanding, January 1             50,000      60,000     152,000

          Canceled                          (10,000)    (10,000)    (92,000)
                                            -------     -------     -------
          Outstanding, December 31           40,000      50,000      60,000
                                            =======     =======     =======
          Exercisable at end of year           ---        2,000       6,000
                                            =======     =======     =======
          Available for grant at
           end of year                      397,000     387,000     377,000
                                            =======     =======     =======

          Options were outstanding at prices of $11.25 per share at December 31, 1994 and ranging from $11.25 to $18.375 per share at December 31, 1993 and 1992. Under the terms of the plan, options expire on March 31, 1995.

          12.  Commitments and Contingencies

          Litigation

          In January 1986, the Louisiana Department of Environmental Quality ("DEQ") advised the Company that it may be a potentially responsible party ("PRP") with respect to an oil reclamation site operated by an unaffiliated company in Walker, Louisiana. The Company sold to the operator a substantial portion of the waste oil that was processed at the reclamation site during the period 1978 through 1982. The Company's potential liability, if any, for cleanup of this site will be based on the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or the Louisiana Environmental Affairs Act. Under these statutes, such liability is presumptively joint and several, but is typically apportioned among the responsible parties based on the volume of material sent by each to the waste site. The Company has cooperated with other PRPs to study the potential aggregate liability under these statutes. Moreover, the Company believes it has substantial defenses against liability and defenses that could mitigate the portion of liability, if any, that would otherwise be attributable to it.

          To date, the Company and certain of the other PRPs for the site have funded the site's remediation under a preliminary cost-sharing agreement. As of December 31, 1994, clean-up costs totalled $15 million, of which the Company has contributed $3.5 million. Additional remedial work scheduled for the site includes the completion of a Remedial Investigation/Feasibility Study in 1995 to 1996, and, if required by the results of these studies, subsequent post-closure activities (e.g., groundwater monitoring or remediation). Future costs will also include DEQ oversight costs. Future aggregate expenses are expected to be approximately $1 million, exclusive of groundwater monitoring and remediation, to which no estimate is currently available. The Company believes that its proportionate share of expenditures for any additional remedial work will not have a material effect on the Company's financial statements. In addition, the Company believes that its proportionate responsibility for the clean-up costs will not be materially increased.

          Since July 1986, a number of "toxic tort" suits have been filed against the Company and numerous other defendants alleging claims for personal injury, property damage, and "fear of cancer" in connection with the reclamation site discussed above. The plaintiffs also seek substantial punitive damages. These cases have been consolidated and certified as a class action. The deadline set by the court for claimants to identify themselves has expired, and approximately 12,000 claimants have been identified. The deadline for joinder of new parties to the litigation has also expired. By court order dated December 29, 1994, all defendants and third-party defendants were deemed to have filed cross-claims against the other defendants and third-party defendants for tort contribution. Certain defendants, including the Company, also were deemed to have filed cross-claims for CERCLA cost recovery against the other defendants and third-party defendants. The court has set a trial date for September 3, 1996 and significant discovery activities are scheduled to occur throughout 1995 and into 1996.

          Furthermore, the Company has initiated litigation against its insurer for a declaration of coverage of the liability, if any, that may arise in connection with the remediation of the site or the related tort litigation referred to in the preceding paragraphs. The court has ruled that the insurer has the duty to defend the Company, but has not yet ruled on whether the carrier has a duty to indemnify the Company if any liability is ultimately assessed against it.

          After consultation with counsel, the Company at this preliminary stage is unable to predict the eventual outcome of this litigation and cannot determine its actual liability, if any, for these toxic tort claims at December 31, 1994, nor the degree to which such potential liability would be indemnified by its insurance carrier. The Company believes, based on advice of counsel, that it has substantial defenses to liability with respect to these claims; however, if the claimants are successful, the Company could become liable for substantial amounts.

          The Company was advised in the fourth quarter of 1994 that it may be a PRP with respect to a second oil reclamation site, operated by another unaffiliated company, because it may have supplied a portion of the waste oil processed at the site. The EPA has completed action at this site at a cost of approximately $300,000. The list of PRPs includes almost 70 companies, and the Company believes that its liability, if any, will be a small percentage of the overall costs at this site.

          In addition to the above, the Company is also named as a defendant in numerous other lawsuits and proceedings arising in the ordinary course of business, some of which involve substantial claims.

          The Company has established accruals as appropriate for certain of the matters discussed above. While the ultimate outcome of lawsuits and proceedings against the Company cannot be predicted with certainty, management believes, based on current facts and circumstances and after review with counsel, that, except for the toxic tort suits described above for which no estimate can be made, the eventual resolution of these matters is not expected to have a material adverse effect on the Company's financial statements.

          Ogden

          In 1994 the Company terminated certain arrangements with Ogden, which have existed since the Spin Off in 1985 (see Note 10). Under these arrangements, the Company could have been required to issue preferred stock or subordinated debt to Ogden upon the occurrence of specified events, such as judgments or settlements in certain significant litigation or tax matters against the Company or Ogden. These agreements also required Ogden to continue to guarantee the Company's Series 1983 Industrial Revenue Bonds ("Series 1983 bonds" - see Note 6) as well as certain workers' compensation obligations.

          The previous arrangements terminated upon (1) the payment by the Company to Ogden of $5 million cash on June 1, 1994, (2) the Company's delivery to Ogden of a two-year unsecured note in the principal amount of $8 million (see Note 6) bearing interest at 10% per annum and payable in $5 million and $3 million installments in 1995 and 1996, respectively, and (3) the refunding on June 1, 1994 of the $36.25 million refunding bonds (without an Ogden guarantee) to replace the $36.25 million Series 1983 bond issuance that Ogden had guaranteed (see Note 6), and
          (4) the Company's securing of Ogden's release from its other guarantees of the Company's obligations. The $13 million settlement with Ogden noted above was accounted for as an adjustment to the purchase price incurred in connection with the Spin-off from Ogden and resulted in a concurrent increase to the Company's goodwill (see Note 9).

          Letters of Credit

          In the normal course of its business activities, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts, the Company may be required to provide letters of credit which may be drawn down in the event of the Company's failure to perform under the contracts. At December 31, 1994, outstanding letters of credit relating to these business activities amounted to approximately $23.3 million.

          13.  Quarterly Results (Unaudited)

          Consolidated operating results for the four quarters of 1994 and 1993 were as follows (in thousands, except per share data):

                                                1994                                           1993  <FN1>
                           -------------------------------------------   ------------------------------------------
                              <FN1>      <FN1>      <FN2>                                                   <FN3>
                              First      Second     Third      Fourth      First      Second     Third      Fourth
                              Quarter    Quarter    Quarter    Quarter     Quarter    Quarter    Quarter    Quarter
                              -------    -------    -------    -------     -------    -------    -------    -------
   Net Sales                $ 101,329  $ 118,437  $ 125,487  $ 130,557   $ 135,576  $ 118,827  $  98,984  $ 103,337

   Gross Profit                 9,506     11,283     14,943     11,753      10,009     10,670      8,496      4,005

   Income (Loss) from
     Continuing Operations      1,918      2,470      6,323      2,364         469        596        598     (6,896)

   Income (Loss) from
     Discontinued Operations      116       (396)    (4,272)       ---        (121)      (197)      (179)    (3,064)

   Net Income (Loss)            2,034      2,074      2,051      2,364         348        399        419     (9,960)

   Net Income (Loss)
    per Share:
   Continuing Operations        $0.13      $0.17      $0.44      $0.16       $0.03      $0.04      $0.04     $(0.48)
   Discontinued Operations       0.01      (0.03)     (0.30)       ---       (0.01)     (0.01)     (0.01)     (0.21)
                                -----      -----      -----      -----       -----      -----      -----     ------
   Net Income (Loss) per Share  $0.14      $0.14      $0.14      $0.16       $0.02      $0.03      $0.03     $(0.69)
                                =====      =====      =====      =====       =====      =====      =====     ======

   <FN1> Income statement data for these periods have been restated to present
         Avondale Technical Services, Inc. as discontinued operations
         (See Note 7).

   <FN2> During the third quarter of 1994, the Company revised its estimated profits on several previously-completed shipbuilding contracts which had the effect of increasing net income for the third quarter of 1994 by approximately $3.5 million, or $0.24 per share.

   <FN3> During the fourth quarter of 1993, the Company recorded the effects related to the settlement of the REAs which decreased net income by $4.2 million, or $0.29 per share. Additionally, the Company recorded $6.3 million, or $0.44 per share, of charges in the fourth quarter of 1993. Such charges consisted primarily of writedowns of assets currently offered for sale and retroactive adjustments of insurance costs.

   Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.

               None

                                       PART III

    Item 10.  Directors and Executive Officers of the Registrant.

              Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1995 Annual Meeting of shareholders and is incorporated herein by reference.

    Item 11.  Executive Compensation.

               Information concerning the executive compensation called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1995 Annual Meeting of shareholders and is incorporated herein by reference.

    Item 12.  Security Ownership of Certain Beneficial Owners and
              Management.

               Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1995 Annual Meeting of shareholders and is incorporated herein by reference.

    Item 13.  Certain Relationships and Related Transactions.

               Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1995 Annual Meeting of shareholders and is incorporated herein by reference.

                                       PART IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports on
              Form 8-K

              (a)(1) Financial Statements

                     Independent Auditors' Report.

                     Consolidated Balance Sheets as of December 31, 1994 and
                      1993.

                     Consolidated Statements of Operations for the years ended
                      December 31, 1994, 1993 and 1992.

                     Consolidated Statements of Shareholders' Equity for the
                      years ended December 31, 1994, 1993 and 1992.

                     Consolidated Statements of Cash Flows for the years ended
                      December 31, 1994, 1993 and 1992.

                     Notes to Consolidated Financial Statements.

              (a)(2) Financial Statement Schedules

                     Not applicable

              (a)(3) Exhibits

                     3.1  Articles of Incorporation of the Company.(1)

                     3.2 By-laws of the Company(2), as amended on December 5, 1994.

                     4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and By-laws defining the rights of holders of Common Stock.

                     4.2  Specimen of Common Stock Certificate.(3)

                     4.3  Instruments Relating to Title XI Vessel Financing

                          (a) Trust Indenture dated October 21, 1975, by and
                              between the Company and Manufacturers Hanover Trust Company, as Indenture Trustee, relating to $19,012,000 of United States Government Guaranteed Ship Financing Bonds, as amended by an Assumption Agreement and Supplemental Indenture dated September 16, 1985(4), as further amended by a Master Assumption Agreement, Supplemental Indenture No. 2 and Amendment to Title XI Finance Agreements dated March 13, 1991 (the "Master Assumption Agreement").(2)

                          (b) Title XI Reserve Fund and Financial Agreement
                              dated October 21, 1975, by and between the Company and the United States of America, as amended by Amendments Nos. 1 and 2(4), as further amended by the Master Assumption Agreement (filed as Exhibit 4.3(a) hereto).

                          (c) Form of 8.80% Sinking Fund Bond, Series A
                              (included in Exhibit 4.3(a)).

                          (d) Form of 9.30% Sinking Fund Bond, Series B
                              (included in Exhibit 4.3(a)).

                     4.4 Instruments relating to AEI's and the Company's obligations arising in connection with the issuance of General Obligation Bonds by Harrison County, Mississippi

                          (a) Loan Agreement dated April 1, 1991 between
                              Harrison County, Mississippi and AEI, pursuant to which AEI is obligated to repay $3 million in order to fund the County's bond payment obligations.(3)

                          (b) Guaranty Agreement dated April 1, 1991 between
                              the Company, Harrison County, Mississippi and the State of Mississippi.(3)

                     4.5 Instruments relating to the Company's $36.25 million Industrial Revenue Refunding Bond Series 1994 Financing.

                          (a) Refunding Agreement dated April 1, 1994 between
                              the Company and the Board of Commissioners of the Port of New Orleans, Exhibit A and First Preferred Vessel Mortgage thereto.

                          (b) Trust Indenture dated April 1, 1994 between the
                              Board of Commissioners of the Port of New
                              Orleans and First National Bank of Commerce.

                          (c) Form of Industrial Revenue Refunding Bond
                              Series 1994.

                    10.1  Contracts With The United States Navy

                          (a) Agreement dated June 28, 1985, by and between the
                              Company and the United States of America
                              (Contract No. N00024-85-C-2131) for the
                              construction of T-AO 187 Class Oiler Ships and various modifications thereto(4) including modification P00005 thereto entered into on June 16, 1988, and the related Acknowledgement of Transfer and Transfer Agreement relating to the Company's agreement to assume certain of the rights and obligations to build two such vessels under an Agreement dated May 6, 1985, by and between Pennsylvania Shipbuilding Co. and the United States of America.(5)

                          (b) Agreement dated June 20, 1988, by and between
                              the Company and the United States of America
                              (Contract No. N00024-88-C-2050) for the
                              construction of T-AO 187 Class Oiler Ships and various modifications thereto(5) and modification P00036 thereto.(2)

                          (c) Agreement dated November 21, 1983, by and between
                              the Company and the United States of America
                              (Contract No. N00024-84-C-2027) for the
                              construction of LSD-41 Class Landing Ship Dock vessels and various modifications thereto.(4)

                          (d) Agreement dated June 17, 1988, by and between the
                              Company and the United States of America
                              (Contract No. N00024-88-C-2048) for the
                              construction of LSD-41 Class Landing Ship Dock vessels and modification nos. P00001 and P00002(5), modification nos. P00008 and P00013 thereto(3) and modification P00029 thereto.(2)

                          (e) Agreement dated July 15, 1988, by and between the
                              Company and the United States of America
                              (Contract No. N00024-88-C-2221) for the
                              conversion of AO-177 Class Oilers to AO-177 Jumbo Class and various modifications thereto.(5)

                          (f) Agreement dated December 13, 1988, by and between
                              AGM and the United States of America (Contract No. N00024-89-C-2110) for the construction of three LCACs.(5)

                          (g) Agreement dated July 1, 1987, by and between
                              Lockheed Shipbuilding Company and the United
                              States of America (Contract No. N00024-87-C-2089) for the construction of seven LCACs (assumed by AGM in 1988).(5)

                          (h) Agreement dated October 3, 1989, by and between
                              the Company and the United States of America
                              (Contract No. N00024-89-C-2162) for the
                              construction of one MHC Class 51 ship and various modifications thereto(6) and modification P00020 thereto.(2)

                          (i) Agreement dated August 2, 1990, by and between
                              the Company and the United States of America
                              (Contract N00024-90-C-2304) for the construction of one MHC Class 51 ship,(3) and modification nos. P00002 and P00013 thereto.(2)

                          (j) Agreement dated November 30, 1990, by and between
                              the Company and the United States of America
                              (Contract No. N00024-90-C-2307) for the
                              construction of one T-AGS 45 ship and various modifications thereto.(3)

                          (k) Agreement dated July 15, 1993, by and between the
                              Company and the United States of America
                              (Contract No. N00024-93-C-2300) for the
                              construction of one WAGB 20 Coast Guard Polar Icebreaker ship, amendment 0001 and modification nos. P0001 and P00013 thereto.(1)

                          (l) Agreement dated September 3, 1993, by and between
                              the Company and the United States of America
                              (Contract No. N00024-93-C-2205) for the
                              construction of one T-AKR 300 Class Strategic Sealift ship, various amendments and modification nos. P00001, and P00003 and P00004 thereto(2) and modification P00007 thereto.

                          (m) Agreement dated October 12, 1993, by and between
                              the Company and the United States of America
                              (Contract No., N00024-94-C-2200) for the construction of one LSD 41 Class Landing Ship Dock.(2)

                    10.2  Other Operating Contracts

                          (a) Agreement dated July 10, 1991 by and between
                              Crawford Technical Services, Inc. and the Dallas Area Rapid Transit Authority, and the supplement thereto, relating to providing operational and maintenance services for paratransit van services for the Dallas, Texas metropolitan area.(2)

                          (b) Agreement dated January 28, 1991, by and
                              between Crawford Technical Services, Inc. and the United States of America and various modifications thereto (Contract No. FO3602-91-C0007) relating to providing maintenance services with respect to family housing units located in a Little Rock, Arkansas air force base.(2)

                          (c) Agreement dated January 12, 1994 by and between
                              the Company and Belle of Orleans, L.L.C. for the construction of a 350-foot-long paddlewheel gaming vessel, various exhibits and Amendment nos. 1, 2 and 3 thereto.

                    10.3  Employee Benefit Plans

                          (a) The Company's Amended and Restated Performance
                              Share Plan dated April 24, 1989(7), as amended by Amendment No. 1 adopted December 5, 1994.

                          (b) The Company's  Amended and Restated Stock
                              Appreciation Plan and attachments thereto dated April 24, 1989(7), as amended by Amendment No. 1 adopted December 5, 1994.

                          (c) The Company's Amended and Restated Employee Stock
                              Ownership Plan and the Related Trust Agreement, as amended and restated on December 5, 1994.

                          (d) The Company's Pension Plan and Amendment Nos. 1
                              and 2(4) as amended and restated.

                          (e) The Company's Restated Supplemental Pension
                              Plan(4), as amended by Amendment Nos. 1 and 2 thereto.(3)

                          (f) The Company's Excess Retirement Plan.(3)

                          (g) Executive Group Insurance Benefits Plan
                              specifying the excess insurance benefits provided to the Company's executive officers and certain other key personnel, and a summary description of health, accidental death and dismemberment, disability and life insurance benefits made available to employees of Avondale Services Corporation(3), as amended on March 25, 1994.

                          (h) The Company's Directors' Deferred Compensation
                              Plan.(3)

                    10.4  Employment Agreements

                          (a) Employment Agreement dated September 27, 1985, by
                              and between the Company and Albert L. Bossier, Jr.
                              (4) the term of which has been extended such that its current term extends through
                              December 31, 1997.

                          (b) Employment Agreement dated June 18, 1987, by and
                              between the Company and Thomas M. Kitchen(4) the term of which has been extended such that its current term extends through December 31, 1997.

                          (c) Employment Agreement dated June 18, 1987, by and
                              between the Company and Kenneth B. Dupont(4) the term of which has been extended such that its current term extends through December 31, 1997.

                    10.5  Avondale/Ogden Letter Agreement(8)

                    10.6  Acquisition and Disposition Agreements

                          (a) Asset Purchase Agreement dated January 27, 1987 by
                              and between the Company and Connell Industries, L.P.(4)

                          (b) Purchase Agreement dated June 22, 1988, by and
                              between AGM, Lockheed Shipbuilding Company and Lockheed Corporation.(5)

                          (c) Stock Purchase Agreement dated February 15, 1991,
                              by and between Avondale Technical Services, Inc. and Oliver R. Crawford relating to the purchase of Crawford Technical Services, Inc.(3)

                          (d) Asset Purchase Agreement dated November 20, 1992
                              between the Company and Bollinger Machine Shop & Shipyard, Inc., a Louisiana corporation (without exhibits).(2)

                    10.7  Lease Agreements

                          (a) Lease Agreement dated June 24, 1988, by and
                              between the Company and the Board of Commissioners of the Port of New Orleans.(5)

                          (b) Lease Agreement dated June 4, 1979, by and
                              between the Company and Marrero Land and Improvement Association, Ltd.(5)

                          (c) Adoption Agreement dated July 22, 1988, by and
                              between the Company and Missouri Pacific Railroad Company, as supplemented on the date thereof.(5)

                          (d) Lease of Commercial Property dated July 1, 1970
                              by and between the Company and Metal Building Products Co., Inc.(3)

                    10.8  Other Material Agreements

                          (a) Registration Rights Agreement between the Company
                              and the ESOP as Annex I of the Common Stock
                              Purchase Agreement dated as of September 27, 1985, by and between Ogden American Corporation and the trustees of the Avondale Industries, Inc., Employee Stock Ownership Trust.(4)

                          (b) Registration Rights Agreement between the
                              Company and the participants in the Amended and Restated Performance Share Plan (included in
                              Exhibit 10.3(a)).

                          (c) License dated October 13, 1989 by and between the
                              Company and Intermarine S.p.A. relating to the license of molded, glass-reinforced polyester hull construction technology.(3)

                          (d) Stockholder Protection Rights Agreement dated as
                              of September 26, 1994 between Avondale Industries, Inc. and Boatmen's Trust Company, as Rights Agent.(9)

                    10.9 Revolving Credit Agreement dated as of May 10, 1994 among Avondale Industries, Inc., various financial institutions signatory thereto (the "Banks") and Continental Bank N.A. as the Agent for the Banks, and Amendment nos. 1 and 2 thereto.

                    22    List of subsidiaries of the Company

                    24    Consent of Deloitte & Touche

                    27    Financial Data Schedule
          __________
          (1)Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

          (2)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

          (3)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, as amended by Form 10-K/A.

          (4)Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-20145) filed with the Commission on February 16, 1988.

          (5)Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-27342) filed with the Commission on March 6, 1989.

          (6)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

          (7)Incorporated by reference from the Company's Registration Statement on Form S-8 and Form S-3 (Registration No. 33-31984) filed with the Commission on November 8, 1989.

          (8)Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.

          (9)Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on September 30, 1994.


              (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the three month period ended December 31, 1994.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1995.

                                        AVONDALE INDUSTRIES, INC.



                                        By:    /s/Albert L. Bossier, Jr.
                                               -------------------------
                                                 Albert L. Bossier, Jr.
                                                 Chairman of the Board,
                                                  President and Chief
                                                   Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.

                  Signature                   Title               Date
          -------------------------------------------------------------------

           /s/Albert L. Bossier, Jr.  Chairman of the Board,    March 30, 1995
           -------------------------  President and Chief
           Albert L. Bossier, Jr.     Executive Officer


           /s/Thomas M. Kitchen       Vice President, Chief     March 30, 1995
           --------------------       Financial Officer,
           Thomas M. Kitchen          Corporate Secretary and
                                      a Director


           /s/Kenneth B. Dupont       Vice President and a      March 30, 1995
           --------------------       Director
           Kenneth B. Dupont


           /s/Anthony J. Correro, III Director                  March 30, 1995
           --------------------------
           Anthony J. Correro, III


           /s/Francis R. Donovan      Director                  March 30, 1995
           ---------------------
           Francis R. Donovan


           /s/William A. Harmeyer     Director                  March 30, 1995
           ----------------------
           William A. Harmeyer

           /s/Hugh A. Thompson        Director                  March 30, 1995
           -------------------
           Hugh A. Thompson


           /s/Bruce L. Hicks          Controller & Treasurer    March 30, 1995
           -----------------
           Bruce L. Hicks