Form 10-Q
period 1995-03-31
AVONDALE INDUSTRIES INC
filed 1995-05-15
CIK 829444

FORM 10Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

        (Mark One)

        [  X  ]Quarterly  Report  Pursuant  to  Section  12  or  15(d) of the
            Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1995

        [    ]Transition  Report  Pursuant  to  Section  13  or 15(d) of  the
            Securities Exchange Act of 1934

        For    the    transition    period    from    _______________________
        to________________________

        For Quarter Ended  March 31, 1995

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

                               Class                          Outstanding  at
                                                              March 31, 1995
        Common stock, par value $1.00 per share             14,464,175 shares

                    AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

                                       INDEX


                                                                  Page No.

        Part I. Financial Information

            Item 1.  Financial Statements

                Independent Accountants' Report

                Consolidated Balance Sheets -
                March 31, 1995 and December 31, 1994

                Consolidated Statements of Operations -
                Three Months Ended March 31, 1995 and 1994

                Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 1995 and 1994

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

            Item 5.  Other Information

            Item 6.  Exhibits and Reports on Form 8-K

        INDEPENDENT ACCOUNTANTS' REPORT

        To the Board of Directors and Shareholders of Avondale Industries, Inc.

        We have reviewed the condensed consolidated financial statements of Avondale Industries, Inc. and subsidiaries, as listed in the accompanying index, as of March 31, 1995 and for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Avondale Industries, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




        \s\ DELOITTE & TOUCHE LLP

        New Orleans, Louisiana
        May 11, 1995

                           PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             (In thousands of dollars)
                                    (UNAUDITED)


                                                   March 31,   December 31,
                                                      1995        1994
                                                  ----------   ------------
        ASSETS
        Current Assets:
          Cash and cash equivalents....          $   2,030       $ 15,414
          Restricted short-term investments (Note 3) 5,310          1,811
          Receivables (Note 2):
            Accounts receivable........             30,740         25,342
            Contracts in progress......             66,687         59,168
          Inventories:
            Goods held for sale........              7,975          7,908
            Materials and supplies.....              7,977          8,201
          Prepaid expenses and other current assets  5,672         10,092
                                                   -------        -------
            Total current assets.......            126,391        127,936
                                                   -------        -------
        Property, Plant and Equipment:
          Land.........................              9,324          9,324
          Buildings and improvements...             56,641         47,979
          Machinery and equipment......            174,253        174,694
                                                   -------        -------
          Total........................            240,218        231,997

          Less accumulated depreciation           (116,994)      (112,836)
                                                   -------        -------
          Property, plant and equipment - net      123,224        119,161
                                                   -------        -------
        Goodwill - net.................             15,197         15,431
        Deferred tax assets............              7,000          7,000
        Funds held for construction (Note 3)        12,700
        Other assets...................              5,508          3,975
                                                   -------        -------
            Total assets...............          $ 290,020      $ 273,503
                                                   =======        =======

        See Notes to Consolidated Financial Statements.

                    AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             (In thousands of dollars)
                                    (UNAUDITED)


                                                   March 31,   December 31,
                                                     1995          1994
                                                  ----------   ------------

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities:
          Current portion of long-term debt      $   6,459     $    5,866
          Accounts payable.............             56,171         60,917
          Accrued employee compensation             11,786         12,948
          Other........................             16,293         13,369
                                                   -------        -------
            Total current liabilities..             90,709         93,100

        Long-term debt (Note 3)........             62,584         45,875

        Other liabilities and deferred credits      10,805         11,650
                                                   -------        -------
          Total liabilities............            164,098        150,625
                                                   -------        -------
        Commitments and contingencies (Note 4)

        Shareholders' Equity:
          Common stock, $1.00 par value, authorized
            30,000,000 shares; issued - 15,927,191
            shares in 1995 and 1994....             15,927         15,927
          Additional paid-in capital...            373,911        373,911
          Accumulated deficit..........           (252,060)      (255,104)
                                                   -------        -------
            Total......................            137,778        134,734

          Treasury stock (common: 1,463,016 shares
           in 1995 and 1994) at cost...           ( 11,856)      ( 11,856)
                                                   -------        -------
          Total shareholders' equity...            125,922        122,878
                                                   -------        -------
          Total........................          $ 290,020      $ 273,503
                                                   =======        =======
        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                    (UNAUDITED)


                                                THREE MONTHS ENDED MARCH 31,
                                                    1995            1994
        Continuing Operations:                      ----            ----
          Net sales....................          $ 133,575      $ 101,329

          Cost of sales................            120,171         91,823
                                                   -------        -------
          Gross profit.................             13,404          9,506

          Selling, general and administrative
            expenses                                 7,663          6,520
                                                   -------        -------
          Income from operations.......              5,741          2,986

          Interest expense.............           (  1,279)      (  1,204)

          Other - net..................                332            136
                                                   -------        -------
          Income from continuing operations
            before income taxes .......              4,794          1,918

          Income taxes ................              1,750         ---
                                                   -------        -------
          Income from continuing operations          3,044          1,918

        Discontinued Operations:
         Income from discontinued
          operations (Note 1)                                         116
                                                   -------        -------
        Net income.....................          $   3,044      $   2,034
                                                   =======        =======
        Income per share of common stock
          Continuing operations........          $    0.21      $    0.13
          Discontinued operations......                ---           0.01
                                                   -------        -------
        Net income per share of common stock     $    0.21      $    0.14
                                                   =======        =======
        Weighted average number of shares
         outstanding                                14,468         14,480
                                                   =======        =======
        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (In thousands)
                                    (UNAUDITED)


                                                     1995           1994

        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income...................           $  3,044        $ 2,034
          Adjustments to reconcile net income to
           net cash provided by (used for)
            operating activities:
            Depreciation and amortization            2,418          2,878
            Changes in operating assets and
             liabilities:
              Receivables..............            (12,917)        66,875
              Inventories..............                157            625
              Prepaid expenses and other
               current assets                        2,670            415
              Accounts payable.........            ( 4,746)        (5,001)
              Accrued employee compensation        ( 1,162)           107
              Other - net..............              2,313         (3,099)
                                                   -------        -------
            Net Cash Provided by (Used for)
              Operating Activities.....             (8,223)        64,834
                                                   -------        -------
        CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures.........            ( 6,251)        (  763)
          Purchase of restricted short-term
             investments - net (Note 3)            (16,212)       (13,891)
                                                   -------        -------
          Net Cash Used for Investing Activities   (22,463)       (14,654)
                                                   -------        -------
        CASH FLOWS FROM FINANCING ACTIVITIES:
          Payment of long-term borrowings          (   478)       (44,472)
          Proceeds from long-term
           borrowings (Note 3)                      17,780
                                                   -------        -------
          Net Cash Provided by (Used For)
            Financing Activities.......             17,302        (44,472)
                                                   -------        -------
        Net increase (decrease) in cash and
          cash equivalents.............            (13,384)         5,708
        Cash and cash equivalents at
          beginning of period                       15,414          3,195
                                                   -------        -------
        Cash and cash equivalents at
          end of period                            $ 2,030        $ 8,903
                                                   =======        =======
        Supplemental disclosures of cash
         flow information:
          Cash paid during the period for interest $   574        $   761
                                                   =======        =======
        See Notes to Consolidated Financial Statements.

        AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        1.  BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements include the accounts of Avondale Industries, Inc. and its subsidiaries ("Avondale" or the "Company"). In the opinion of the management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the interim financial statements. These interim financial statements should be read in conjunction with the December 31, 1994 audited financial statements and related notes filed on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

            As disclosed in Note 7 of the Company's Annual Report on the 1994 Form 10-K, during the third quarter of 1994 the Company decided to discontinue its service contracting line of business. Accordingly, its operating results for the prior-year period are reported as discontinued operations.

            The financial statements required by Rule 10-01 of Regulation S-X have been reviewed by independent public accountants as stated in their report included herein.

         2. RECEIVABLES

            As discussed in the 1994 Form 10-K the Company has filed a Request for Equitable Adjustment ("Minehunter REA") with the U.S. Navy seeking substantial increases in the contract prices for four MHCs currently being built by the Company.
            In  connection  with  developing  the  Minehunter  REA,   the
            Company realized that it would be necessary to increase its cost to complete estimates for the MHC vessels. The Company, in consultation with outside counsel, reviewed the Minehunter
            REA and determined a minimum estimate of its probable recoverable amount. Based on this review and supported by the view of outside counsel that they had no reason to believe that the use of $16 million in quantifying the
            minimum  probable  amount  of  recovery   was   unreasonable,
            management concluded that it was appropriate to offset the loss that it would have otherwise had to recognize with respect to the MHC program by such amount. To the extent that any portion of the $16 million recognized is not recovered, then losses in addition to those previously recorded will have to be recognized. The Minehunter REA is being evaluated currently by the U.S. Navy.

         3. FINANCING ARRANGEMENTS

            In February 1995 the Company completed financing of $17.8 million of an approximately $20 million plant modernization effort by issuing mortgage bonds utilizing a U.S. Government guarantee under Title XI of the Merchant Marine Act, 1936, as amended. The bonds bear interest at the rate of 8.16% and are payable in equal semi-annual principal payments of $593,000 over a fifteen year period beginning March 30, 1996.

            The terms of the Title XI guarantee provide for the proceeds from the financing to be held in a construction escrow fund and released to the Company as allowable project costs are incurred by the Company and approved by the U.S. Department of Transportation, Maritime Administration. At March 31, 1995, the Company estimates that it is currently entitled to $5.1 million of the escrowed funds and accordingly has classified this amount as a current asset in Restricted Short-term Investments. The balance of the financing, $12.7 million at March 31, 1995, is recorded as Funds Held for Construction which represents the balance of the project costs which the Company will be entitled to receive over the remaining life of the modernization project.

            Shortly after the first quarter of 1995 the Company amended its revolving credit agreement. The amendment, among other things, increased the amount of the credit agreement to $42.5 million and extended the term of the credit agreement from May 1996 to May 1997. Further, the amendment revised the credit agreement to permit the issuance of the mortgage bonds discussed in the preceding paragraph and revised the level of permitted capital expenditures and certain coverage ratios, such revisions to take into consideration the plant modernization project. There have been no borrowings in 1995 under the revolving credit agreement. There were $23.3 million of letters of credit outstanding under the facility at March 31, 1995.

        4.  COMMITMENTS AND CONTINGENCIES

            Litigation

            As discussed in further detail in Note 12 of the Company's Annual Report on the 1994 Form 10-K, in 1986 the Company was advised that it may be a potentially responsible party ("PRP") with respect to an oil reclamation site, operated by an unaffiliated company, in Walker, Louisiana. To date, the Company and certain of the other PRPs for the site have funded the site's remediation under a preliminary cost-sharing agreement. As of March 31, 1995, clean-up costs totalled $15 million, of which the Company has contributed $3.5 million. Additional work scheduled for the site includes the completion of site studies in 1995 and 1996, and, if required by the results of these studies, subsequent post-closure activities. Future aggregate expenses are expected to be approximately $1 million, exclusive of any groundwater monitoring and remediation, for which no estimate is currently available. The Company believes that its proportionate share of expenditures for any additional remedial work will not have a material effect on the Company's financial statements. In addition, the Company believes that its proportionate responsibility for the clean-up costs will not be materially increased.

            Since July 1986, a number of "toxic tort" lawsuits have been filed against the Company and numerous other defendants alleging various claims in connection with the oil reclamation site discussed above. The plaintiffs also seek substantial punitive damages. These cases have been consolidated and certified as a class action. The court has set a trial date for September 3, 1996 and significant discovery activities are scheduled to occur throughout 1995 and 1996.

            Furthermore, the Company initiated litigation against its insurer for a declaration of coverage of the liability, if any, that may arise in connection with the remediation of the site or the related tort litigation referred to in the preceding paragraphs. The court has ruled that the insurer has the duty to defend the Company, but has not yet ruled on whether the carrier has a duty to indemnify the Company if any liability is ultimately assessed against it.

            In May 1995, the Board of Directors of the Company approved a settlement of the class action. This settlement will not become final unless and until it has been approved by the Federal District Court before which the action is currently pending.

            If the settlement agreement is judicially approved, Avondale would make a cash payment and deliver a promissory note for an additional sum that would be payable over 18 months. Avondale could also be responsible for payment to the plaintiffs of an additional sum in the event that the plaintiffs were unsuccessful in collecting certain amounts with respect to claims that would be assigned to the plaintiffs by the Company under the settlement agreement. Management of the Company believes that the cash payment and issuance of the promissory note will not have a material effect on the Company's financial condition or results of operation because the Company had previously recorded an accrual for a substantial portion of the settlement. The Company has sufficient available cash from operations or under its credit facility to fund the cash payment and the promissory note.

            With respect to the potential contingent liability of the Company to pay additional sums under the settlement agreement, management believes that the eventual resolution of this matter will not have a material affect on the Company's financial statements. The Company will continue to consult with its counsel and to establish a reserve against such exposure in an appropriate amount if and when developments warrant.

            In addition to the above, the Company is also named as a defendant in numerous other lawsuits and proceedings arising in the ordinary course of business, some of which involve substantial damage claims.

            The Company has established accruals as appropriate for certain of the matters discussed above. While the ultimate outcome of lawsuits and proceedings against the Company cannot be predicted with certainty, management believes, based on current facts and circumstances and after review with counsel, that the eventual resolution of these matters is not expected to have a material adverse effect on the Company's financial statements.

            Letters of Credit

            In the normal course of its business activities, the Company is required to provide letters of credit to secure the payment of workers' compensation and insurance obligations. Additionally, under certain contracts the Company may be required to provide letters of credit which may be drawn down in the event of the Company's failure to perform under the contracts. Outstanding letters of credit relating to these business activities amounted to approximately $23.3 million at March 31, 1995 and December 31, 1994.

            Plant Modernization Program

            The Company's plant modernization and expansion project is currently in progress. At an estimated cost of approximately $20.0 million, the project is expected to be completed by the third quarter of 1995.

            The Company has recorded project costs to date of approximately $7.6 million of which approximately $4.8 million was incurred in 1995. Outstanding purchase commitments at March 31, 1995 were approximately $7.6 million. Refer to Note 3 herein regarding financing for this project.

        Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended March 31, 1995 and 1994 and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

        Overview

        The Company continued the trend of improvement in its operating results, recording significant increases compared to the same period in the prior year. Net sales for the first quarter of 1995 increased over the first quarter of the prior year while the current quarter's income from continuing operations before taxes more than doubled the level reported in the first quarter of 1994.

        In February 1995 the Company completed financing of $17.8 million of its approximately $20.0 million plant modernization project (see Note 3 of the notes to the consolidated financial statements contained elsewhere in this Form 10-Q). The project is estimated to be completed in the third quarter of 1995.

        The Company's backlog at March 31, 1995 was $1.3 billion (excluding options). Included in the backlog is work to be performed on a $420 million U. S. Navy contract to construct two additional Strategic Sealift ships which represent the second and third ships which the Company has now been awarded in the Sealift program. Under the original contract awarded in 1993, there are three remaining options which are exercisable over the next three years. Not included in the backlog is an approximately $144 million contract to construct forebodies for four product carriers. Financing for the project was completed on May 12, 1995 and the contract became effective at that time. These will be the first U.S.-flag product carriers built in the United States in eight years and are designed to comply fully with the provisions of the Oil Pollution Act of 1990.

        The delivery schedule for the balance of 1995 includes four vessels for the U.S. Navy and one paddle-wheel gaming vessel. Included in the scheduled deliveries to the U.S. Navy are two T-AO Oilers ("T-AOs"), one of which is the first double-hulled ship built in the United States. Also to be delivered in 1995 to the U.S. Navy is one MHC-51 Class Minehunter ("MHC") and one Landing Ship Dock-Cargo Variant ("LSD-CV").

        As discussed in the 1994 Form 10-K the Company has filed a Request for Equitable Adjustment ("Minehunter REA") with the U.S. Navy seeking substantial increases in the contract prices for four MHCs currently being built by the Company. In connection with developing the Minehunter REA, the Company realized that it would be necessary to increase its cost to complete estimates for the MHC vessels. The Company, in consultation with outside counsel, reviewed the Minehunter REA and determined a minimum estimate of its probable recoverable amount. Based on this review and supported by the view of outside counsel that they had no reason to believe that the use of $16 million in quantifying the minimum probable amount of recovery was unreasonable, management concluded that it was appropriate to offset the loss that it would have otherwise had to recognize with respect to the MHC program by such amount. To the extent that any portion of the $16 million recognized is not recovered, then losses in addition to those previously recorded will have to be recognized. The Minehunter REA is being evaluated currently by the U.S. Navy.
        As detailed in Note 12 of the Company's Annual Report on the 1994 Form 10-K and as discussed in Note 4 of the notes to the consolidated financial statements contained elsewhere in this Form 10-Q, the Company has been informed that it may be a potentially responsible party ("PRP") in connection with an oil reclamation site operated by an unaffiliated company. The Company, along with other PRPs, has funded fully its share of the cleanup costs incurred to date under a preliminary agreement to fund the site's remediation. Additional work scheduled for the site includes completion of site studies in 1995 and 1996, and, if required by the results of these studies, subsequent post-closure activities. Future aggregate expenses are expected to be approximately $1 million, exclusive of any groundwater monitoring and remediation, for which no estimate is currently available. The Company believes that its proportionate share of expenditures for any additional remedial work will not have a material effect on the Company's financial statements. In addition, the Company believes that its proportionate responsibility for the cleanup costs will not be materially increased.

        Additionally, since July 1986 a number of "toxic tort" lawsuits have been filed against the Company and numerous other defendants alleging various claims in connection with the oil reclamation site discussed above. The plaintiffs also seek substantial punitive damages. These cases have been consolidated and certified as a class action. The court has set a trial date for September 3, 1996 and significant discovery activities are scheduled to occur throughout 1995 and 1996.

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

        In May 1995, the Board of Directors of the Company approved a settlement of the class action. This settlement will not become final unless and until it has been approved by the Federal District Court before which the action is currently pending.

        If the settlement agreement is judicially approved, Avondale would make a cash payment and deliver a promissory note for an additional sum that would be payable over 18 months. Avondale could also be responsible for payment to the plaintiffs of an additional sum in the event that the plaintiffs were unsuccessful in collecting certain amounts with respect to claims that would be assigned to the plaintiffs by the Company under the settlement agreement. Management of the Company believes that the cash payment and issuance of the promissory note will not have a material effect on the Company's financial condition or results of operations because the Company had previously recorded an accrual for a substantial portion of the settlement. The Company has sufficient available cash from operations or under its credit facility to fund the cash payment and the promissory note.

        With respect to the potential contingent liability of the Company to pay additional sums under the settlement agreement, management believes that the eventual resolution of this matter will not have a material affect on the Company's financial statements. The Company will continue to consult with its counsel and to establish a reserve against such exposure in an appropriate amount if and when developments warrant.

        As  discussed  in  the  1994  Form  10-K,  certain  of  the Company's operations closed in 1994 with the completion of their respective contracts. Two of these facilities are currently offered for sale while the Company continues to seek alternative uses for these facilities. With respect to environmental matters, the Company currently is not aware of any material liabilities to be incurred for site restoration, post closure, monitoring commitments, or other exit costs that may occur or result from the sale, disposal or abandonment of any of these properties.

        Results of Operations

        The Company recorded net income of approximately $3.0 million, or $0.21 per share, for the first three months of 1995 compared to approximately $2.0 million, or $0.14 per share, for the first three months of 1994, representing a 50% increase over the first quarter of 1994. Additionally, income from operations of approximately $5.7 million in the current period increased approximately 92% over the same period in the prior year. The increases in the Company's operating results in the current period primarily reflect operating profits recognized for the first time on the LSD-CV 52 contract. As disclosed in Item 7 of the 1994 Form 10-K, the operating profit projected to be recognized in 1995 will be related principally to the LSD-CV 52 and seven T-AO contracts. Also contributing to the 1995 income from operations were profits recognized on the third gaming vessel (scheduled for delivery in mid-1995) and by the Company's marine repair, foundry and wholesale steel operations.

        In the third quarter of 1994 the Company decided to discontinue its service contracting business. The Company has restated first quarter 1994 results to record income from discontinued operations of approximately $116,000, or $0.01 per share.

        The first quarter of 1995 reflects an increase in net sales of approximately $32.2 million, or 32%, as compared to the prior year's quarter. The increase in net sales is primarily due to increased net sales revenues recorded on the contracts to construct the LSD-CV 52 and the first of three Strategic Sealift ships. These increases were partially offset by reduced net sales revenues recorded on the contracts to construct the three LSD-CVs and the seven T-AOs as these contracts are in the latter stages of completion.

        Gross profit for the first quarter of 1995 increased approximately $3.9 million, or 41%, compared to the same period in 1994. The increase in gross profit is primarily due to profits recognized on contracts to construct the LSD-CV 52 and seven T-AOs (as discussed above).

        Selling, general and administrative ("SG&A") expenses for the first three months of 1995 increased by approximately $1.1 million, or 18%, compared to the same period in 1994. The increase is primarily due to an increase in indirect labor and associated costs (resulting from an across-the-board rate increase effective January 1, 1995) and an overall increase in operating activity.

        Interest expense increased by $75,000, or 6%, for the first quarter of 1995 as compared to the same period in the prior year. The Company projects an overall increase in interest expense for 1995 compared to 1994 due principally to the $17.8 million Title XI financing completed in February.

        The Company recorded a $1.75 million income tax provision for the first quarter of 1995 which is essentially a non-cash charge due primarily to the current utilization of available net operating loss carryforwards for income tax purposes. For financial reporting purposes the benefit of such carryforwards was recognized in prior periods (including 1994) as a deferred tax asset.

        Liquidity and Capital Resources

        During the quarter ended March 31, 1995 the Company experienced a net decrease in its cash resources of $13.4 million. This cash was used primarily to fund current operating activities, including a $6.7 million increase in contracts in progress, and for capital expenditures of $6.3 million primarily related to the plant modernization project. As further discussed below, a significant portion of the cash used for capital expenditures represents interim funding of this project until such time as the proceeds from the permanent financing are made available to the Company.

        In February 1995 the Company completed financing of $17.8 million of its approximately $20 million plant modernization effort by issuing mortgage bonds utilizing a U.S. Government guarantee under Title XI of the Merchant Marine Act, 1936, as amended. The terms of the Title XI guarantee provide for the proceeds from the financing to be held in a construction escrow fund and released to the Company as allowable project costs are incurred by the Company and approved by the U.S. Department of Transportation, Maritime Administration. At March 31, 1995, the Company estimates that it is currently entitled to $5.1 million of the escrowed funds and accordingly has classified this amount as a current asset in Restricted Short-term Investments. The balance of the financing, $12.7 million at March 31, 1995, is recorded as Funds Held for Construction which represents the balance of the project costs which the Company will be entitled to receive over the remaining life of the modernization project. The Company has recorded project costs to date of approximately $7.6 million of which approximately $4.8 million was incurred in 1995. Outstanding purchase commitments at March 31, 1995 were approximately $7.6 million. Project completion is estimated for the third quarter of 1995.

        Additionally, shortly after the first quarter of 1995 the Company obtained additional liquidity as its improved financial results enabled it to amend its revolving credit agreement. The amendment, among other things, increased the amount of the credit agreement to $42.5 million and extended the term of the credit agreement from May 1996 to May 1997. Further, the amendment revised the credit agreement to permit the issuance of the mortgage bonds discussed in the preceding paragraph and revised the level of permitted capital expenditures and certain coverage ratios, such revisions to take into consideration the plant modernization project. There have been no borrowings in 1995 under the revolving credit agreement. There were $23.3 million of letters of credit outstanding under the facility at March 31, 1995. The Company believes that its capital resources will be sufficient to finance current and projected operations.

        On May 15, 1995 the Company entered into an agreement to sell the assets used in its foundry operation. Certain of the assets to be sold are subject to final determination at a later date. The sale could generate $3 - $5 million in cash proceeds and will not significantly affect the Company's results of operations.

                            PART II - OTHER INFORMATION

        Item 1.  Legal Proceedings

                 In May 1995, the Board of Directors of the Company approved a settlement of the class action discussed in further detail in Note 4 of the notes to the financial statements contained elsewhere in this Form 10-Q. This settlement will not become final unless and until it has been approved by the Federal District Court before which the action is currently pending.

                 If the settlement agreement is judicially approved, Avondale would make a cash payment and deliver a promissory note for an additional sum that would be payable over 18 months. Avondale could also be responsible for payment to the plaintiffs of an additional sum in the event that the plaintiffs were unsuccessful in collecting certain amounts with respect to claims that would be assigned to the plaintiffs by the Company under the settlement agreement. Management of the Company believes that the cash payment and issuance of the promissory note will not have a material effect on the Company's financial condition or results of operation because the Company had previously recorded an accrual for a substantial portion of the settlement. The Company has sufficient available cash from operations or under its credit facility to fund the cash payment and the promissory note.

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

        Item 6.  Exhibits and Reports on Form 8-K

                     (a)  Exhibits

                          4.3  Instruments  Relating   to   Title  XI  Vessel
                               Financing

                               (a) Trust Indenture dated October 21, 1975, by and between the Company and Manufacturers Hanover Trust Company, as Indenture Trustee, relating to $19,012,000 of United States Government Guaranteed Ship Financing Bonds, as amended by an Assumption Agreement and Supplemental Indenture dated September 16, 1985(1), as further amended by a Master Assumption Agreement, Supplemental Indenture No. 2 and Amendment to Title XI Finance Agreements dated March 13, 1991 (the "Master Assumption Agreement")(2), which has been further amended by a Third Supplemental Indenture dated February 9, 1995.

                               (b) Title XI Reserve Fund and Financial Agreement dated October 21, 1975, by and between the Company and the United States of America, as amended by Amendments Nos. 1 and 2(1), as further amended by the Master Assumption Agreement (filed as
                                    Exhibit 4.3(a) hereto).  The Reserve Fund
                                    and Financial  Agreement has been further
                                    amended,  including   the   most   recent
                                    Amendment  No.  5 to the Title XI Reserve
                                    Fund   and  Financial   Agreement   dated
                                    February 9, 1995.

                               (c) Form of 8.8% Sinking Bond Fund, Series A (included in Exhibit 4.3(a)).

                               (d) Form of 9.3% Sinking Bond Fund, Series B (included in Exhibit 4.3(a)).

                               (e)  Form  of 7.86% Sinking  Bond  Fund,  2000
                                    Series.
                          4.6  Instruments Relating to February 1995 Title XI
                                Vessel Financing

                               (a) Trust Indenture dated February 9, 1995 by
                                   and between the Company and Chemical Bank, as Indenture Trustee, relating to $17,780,000 of United States Government Guaranteed Ship Financing Bonds.

               	               (b) Title XI Reserve Fund and Financial
                                   Agreement dated February 9, 1995, by and between the Company and the United States of America.

       	                       (c) Form of 8.16% Sinking Fund Bond, 2010
                                   Series.

                          10.3 Employee Benefit Plans

                               (c) The Company's Amended and Restated Employee Stock Ownership Plan and the Related Trust Agreement(1) , as amended and restated on December 5, 1994(3), as further amended by Amendment No. 1 adopted April 5, 1995.

                               (i)  Avondale  Industries,   Inc.   Management
                                    Incentive Plan

                          15 Letter re: unaudited interim financial information.

                          27        Financial Data Schedule

                     (b)  Reports on Form 8-K:

                          Not applicable.

        _______________

        (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-20145) filed with the Commission on February 16, 1988.

        (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

        (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                                    SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              AVONDALE INDUSTRIES, INC.


        Date:  May 15 , 1995             By:/s/  ALBERT L. BOSSIER, JR.
                                            Albert L. Bossier, Jr.
                                            Chairman, President &
                                              Chief Executive Officer





        Date:  May 15 , 1995             By:/s/ THOMAS M. KITCHEN
                                            Thomas M. Kitchen
                                            Vice President &
                                              Chief Financial Officer

                                   EXHIBIT INDEX




        Number                  Description


        4.3     Instruments Relating to Title XI Vessel Financing

                (a) Trust Indenture dated October 21, 1975, by and between the Company and Manufacturers Hanover Trust Company, as Indenture Trustee, relating to $19,012,000 of United States Government Guaranteed Ship Financing Bonds, as amended by an Assumption Agreement and Supplemental Indenture dated September 16, 1985(1), as further amended by a Master Assumption Agreement, Supplemental Indenture No. 2 and Amendment to Title XI Finance Agreements dated March 13, 1991 (the "Master Assumption Agreement")(2), which has been further amended by a Third Supplemental Indenture dated February 9, 1995.

                (b) Title XI Reserve Fund and Financial Agreement dated October 21, 1975, by and between the Company and the United States of America, as amended by Amendments Nos. 1 and 2(1), as further amended by the Master Assumption Agreement (filed as Exhibit 4.3(a) hereto). The Reserve Fund and Financial Agreement has been further amended, including the most recent Amendment No. 5 to the Title XI Reserve Fund and Financial Agreement dated February 9, 1995.

                (c)  Form  of  8.8%  Sinking Bond Fund, Series A (included in
                     Exhibit 4.3(a)).

                (d)  Form of 9.3% Sinking  Bond  Fund,  Series B (included in
                     Exhibit 4.3(a)).

                (e)  Form of 7.86% Sinking Bond Fund, 2000 Series.

        4.6     Instruments Relating to February 1995 Title XI Vessel Financing

       	        (a) Trust Indenture dated February 9, 1995 by and between the
                    Company and Chemical Bank, as Indenture Trustee, relating to $17,780,000 of United States Government Guaranteed Ship Financind Bonds.

       		(b) Title XI Reserve Fund and Financial Agreement dated
                    February 9, 1995, by and between the Company and the United States of America.

       		(c) Form of 8.16% Sinking Fund Bond, 2010 Series.


        10.3    Employee Benefit Plans

                (c)  The  Company's  Amended  and  Restated  Employee   Stock

                     Ownership Plan and the Related Trust Agreement(1) , as amended and restated on December 5, 1994(3), as further amended by Amendment No. 1 adopted April 5, 1995.

                (i)  Avondale Industries, Inc. Management Incentive Plan

                             EXHIBIT INDEX - CONTINUED


        Number                  Description

        15      Letter re: unaudited interim financial information.

        27      Financial Data Schedule


        _______________

        (1) Incorporated  by  reference   from   the  Company's  Registration
            Statement on Form S-1 (Registration No. 33-20145) filed with the Commission on February 16, 1988.

        (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

        (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.