Form 10-Q
period 1995-06-30
AVONDALE INDUSTRIES INC
filed 1995-08-14
CIK 829444

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

        (Mark One)

        [  X  ]Quarterly  Report  Pursuant  to  Section  12  or  15(d) of the
            Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1995

        [    ]Transition  Report  Pursuant  to  Section  13  or 15(d) of  the
            Securities Exchange Act of 1934

        For    the    transition    period    from    _______________________
        to________________________

        For Quarter Ended  June 30, 1995

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

                      Class                      Outstanding at June 30, 1995
        Common stock, par value $1.00 per share       14,464,175 shares

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

                                       INDEX


                                                                  Page No.

        Part I. Financial Information

            Item 1.  Financial Statements

                Independent Accountants' Report

                Consolidated Balance Sheets -
                June 30, 1995 and December 31, 1994

                Consolidated Statements of Operations -
                Quarters and Six Months Ended June 30, 1995 and 1994

                Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 1995 and 1994

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

            Item 5.  Other Information

            Item 6.  Exhibits and Reports on Form 8-K

        INDEPENDENT ACCOUNTANTS' REPORT

        To the Board of Directors and Shareholders of Avondale Industries, Inc.

        We have reviewed the condensed consolidated financial statements of Avondale Industries, Inc. and subsidiaries, as listed in the accompanying index, as of June 30, 1995 and for the three-month and six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Avondale Industries, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




        /s/DELOITTE & TOUCHE LLP

        August 4, 1995
        New Orleans, Louisiana

                           PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             (In thousands of dollars)
                                    (UNAUDITED)


                                                 June 30,      December 31,
                                                   1995            1994
                                                 --------      ------------
        ASSETS
        Current Assets:
          Cash and cash equivalents....          $  34,114       $ 15,414
          Restricted short-term
           investments (Note 3)........              4,615          1,811
          Receivables (Note 2):
            Accounts receivable........             18,947         25,342
            Contracts in progress......             62,037         59,168
          Inventories:
            Goods held for sale........              7,663          7,908
            Materials and supplies.....              7,797          8,201
          Prepaid expenses and other
           current assets (Note 5).....              6,247         10,092
                                                   -------        -------

            Total current assets.......            141,420        127,936
                                                   -------        -------
        Property, Plant and Equipment:

          Land.........................              9,162          9,324
          Construction in progress.....             18,052          5,698
          Buildings and improvements...             44,398         42,281
          Machinery and equipment......            172,510        174,694
                                                   -------        -------
          Total........................            244,122        231,997

          Less accumulated depreciation           (117,299)      (112,836)
                                                   -------        -------
          Property, plant and equipment - net      126,823        119,161
                                                   -------        -------
        Goodwill - net.................              8,919         15,431
        Deferred tax assets (Note 5)...             15,444          7,000
        Funds held for construction (Note 3)         6,547            --
        Other assets...................              3,295          3,975
                                                   -------        -------
            Total assets...............          $ 302,448      $ 273,503
                                                   =======        =======

        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             (In thousands of dollars)
                                    (UNAUDITED)


                                                 June 30,      December 31,
                                                   1995            1994
                                                 --------      ------------
        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities:
          Current portion of long-term debt      $   4,469     $    5,866
          Accounts payable.............             62,829         60,917
          Accrued employee compensation             12,664         12,948
          Other........................             17,289         13,369
                                                   -------        -------
            Total current liabilities..             97,251         93,100

        Long-term debt (Note 3)........             59,574         45,875

        Other liabilities and deferred credits      11,208         11,650
                                                   -------        -------
          Total liabilities............            168,033        150,625
                                                   -------        -------
        Commitments and contingencies (Note 4)

        Shareholders' Equity:
          Common stock, $1.00 par value,
           authorized 30,000,000 shares;
           issued - 15,927,191 shares in
           1995 and 1994...............             15,927         15,927
          Additional paid-in capital...            373,911        373,911
          Accumulated deficit..........           (243,567)      (255,104)
                                                   -------        -------
            Total......................            146,271        134,734
                                                   -------        -------
          Treasury stock (common: 1,463,016
           shares in 1995 and 1994) at
           cost........................           ( 11,856)      ( 11,856)
                                                   -------        -------
          Total shareholders' equity...            134,415        122,878
                                                   -------        -------
          Total........................          $ 302,448      $ 273,503
                                                   =======        =======

        See Notes to Consolidated Financial Statements.

                             AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In thousands, except per share data)
                                            (UNAUDITED)

                           Quarters Ended June 30,   Six Months Ended June 30,
                                1995       1994          1995        1994
                             --------    --------      --------    --------
    Continuing Operations:
    Net sales.............  $ 152,788   $ 118,437     $ 286,363   $ 219,766

    Cost of sales.........    138,968     107,154       259,139     198,977
                              -------     -------       -------     -------
    Gross profit..........     13,820      11,283        27,224      20,789

    Selling, general and
     administrative expenses    7,598       8,090        15,261      14,610
                              -------     -------       -------     -------
    Income from operations      6,222       3,193        11,963       6,179

    Interest expense......    ( 1,278)    (   953)      ( 2,557)    ( 2,157)

    Other - net...........        499         230           831         366
                              -------     -------       -------     -------
    Income from continuing
      operations before
      income taxes........      5,443       2,470        10,237       4,388

    Income tax
      benefit (Note 5)....      3,050        ---          1,300        ---
                              -------     -------       -------     -------

    Income from continuing
      operations..........      8,493       2,470        11,537       4,388

    Discontinued Operations:
      Loss from discontinued
        operations (Note 1)      ---      (   396)         ---      (   280)
                              -------     -------       -------     -------

    Net income............   $  8,493    $  2,074      $ 11,537    $  4,108
                              =======     =======       =======     =======
    Income (loss) per share of
      common stock:
      Continuing operations  $   0.59    $   0.17      $   0.80    $   0.30
      Discontinued operations     ---       (0.03)          ---       (0.02)
                              -------     -------       -------     -------
    Net income per share of
      common stock...        $   0.59    $   0.14      $   0.80    $   0.28
                              =======     =======       =======     =======
    Weighted average number of
      shares outstanding       14,464      14,468        14,464      14,472
                              =======     =======       =======     =======

    See Notes to Consolidated Financial Statements

                    AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (in thousands)
                                    (UNAUDITED)

                                                          1995      1994
                                                        -------    -------
   CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.....................................    $ 11,537   $  4,108
    Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation and amortization.................       4,873      5,800
     Deferred income tax benefit...................      (1,300)      ---
     Changes in operating assets and liabilities,
      net of dispositions:
      Receivables..................................       2,495     65,581
      Inventories..................................         132       (978)
      Prepaid expenses and other current assets....       2,745       (429)
      Accounts payable.............................       1,912     (5,482)
      Accrued employee compensation................        (284)     2,225
      Other - net..................................       3,546     (1,312)
                                                        -------    -------
     Net Cash Provided by Operating Activites......      25,656     69,513
                                                        -------    -------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures.........................     (12,974)    (2,014)
      Purchase of investments - net................      (9,351)    (1,193)
      Proceeds from sale of assets.................       3,067       ---
      Payment to former corporate parent...........        ---      (5,000)
                                                        -------    -------
     Net Cash Used for Investing Activities........     (19,258)    (8,207)
                                                        -------    -------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of long-term borrowings..............      (5,478)   (80,840)
      Proceeds from long-term borrowings (Note 3)..      17,780     36,250
      Net Cash Provided by (Used For)
       Financing Activities........................      12,302    (44,590)
                                                        -------    -------
   Net increase in cash and  cash equivalents....        18,700     16,716
   Cash and cash equivalents at beginning of period      15,414      3,195
                                                        -------    -------
   Cash and cash equivalents at end of period......    $ 34,114   $ 19,911
                                                        =======    =======

   Supplemental disclosures of cash flow information:
    Cash paid during the period for interest.......    $  2,517   $  2,461
                                                        =======    =======
   See Notes to Consolidated Financial Statements.

          AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          1. BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements include the accounts of Avondale Industries, Inc. and its wholly-owned subsidiaries ("Avondale" or the "Company"). In the opinion of the management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the interim financial statements. These interim financial statements should be read in conjunction with the December 31, 1994 audited financial statements and related notes filed on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

             As disclosed in Note 7 of the Company's Annual Report on the 1994 Form 10-K, during the third quarter of 1994 the Company decided to discontinue its service contracting line of business. Accordingly, its operating results for the prior-year periods are reported as discontinued operations.

             The financial statements required by Rule 10-01 of Regulation S-X have been reviewed by independent public accountants as stated in their report included herein.

           2.  RECEIVABLES

             As discussed in its 1994 Annual Report on Form 10-K, the Company has filed a Request for Equitable Adjustment ("Minehunter REA") with the U.S. Navy seeking substantial increases in the contract prices for four MHC-51 Class Minehunters ("MHC") currently being built by the Company. In connection with developing the Minehunter REA, the Company realized that it would be necessary to increase its cost to complete estimates for the MHC vessels. The Company, in consultation with outside counsel, reviewed the Minehunter REA and determined a minimum estimate of its probable recoverable amount. During the second quarter of 1995, based on an evaluation of the underlying facts and circumstances, the cost to complete estimates and minimum probable amount of recovery were revised upward. Based on its review and supported by the view of outside counsel that it had no reason to believe that the use of $23 million in quantifying the minimum probable amount of recovery was unreasonable, management concluded that it was appropriate to offset the loss that it would have otherwise had to recognize with respect to the MHC program by such amount. In addition, the effects of the cost increase have been partially offset also by certain contractual cost sharing and cost escalation provisions which obligate the U.S. Navy to bear a portion of the additional costs. To the extent that any portion of the $23 million recognized is not recovered, then losses in addition to those previously recorded will have to be recognized. The Minehunter REA is being evaluated currently by the U.S. Navy.

           3.FINANCING ARRANGEMENTS

             In February 1995 the Company completed financing of $17.8 million of an approximately $20 million plant modernization effort by issuing mortgage bonds utilizing a U.S. Government guarantee under Title XI of the Merchant Marine Act, 1936, as amended. The bonds bear interest at the rate of 8.16% and are payable in equal semi-annual principal payments of $593,000 over a fifteen year period beginning March 30, 1996.
             The terms of the Title XI guarantee provide for the proceeds from the financing to be held in a construction escrow fund and released to the Company as allowable project costs are incurred by the Company and approved by the U.S. Department of Transportation, Maritime Administration. At June 30, 1995 the Company has determined that it is currently entitled to approximately $4.4 million of the escrowed funds and accordingly has classified this amount as a current asset in Restricted Short-term Investments. The balance of the funds, approximately $6.5 million at June 30, 1995, is recorded as Funds Held for Construction which represents the balance of the project costs which the Company will be entitled to receive over the remaining construction period of the modernization project.

             In the second quarter of 1995 the Company amended its revolving credit agreement. The amendment, among other things, increased the amount of the credit agreement to $42.5 million and extended the term of the credit agreement from May 1996 to May 1997. Further, the amendment revised the credit agreement to permit the issuance of the mortgage bonds discussed above and revised the level of permitted capital expenditures and certain coverage ratios to take into consideration the plant modernization project. There have been no borrowings in 1995 under the revolving credit agreement. There were $25.5 million of letters of credit outstanding under the facility at June 30, 1995.

          4. COMMITMENTS AND CONTINGENCIES

             Litigation

             As discussed in further detail in Note 12 of the Company's Annual Report on the 1994 Form 10-K, in 1986 the Company was advised that it is a potentially responsible party ("PRP") with respect to an oil reclamation site, operated by an unaffiliated company, in Walker, Louisiana. To date, the Company and certain of the other PRPs for the site have funded the site's remediation under a preliminary cost-sharing agreement. As of June 30, 1995, clean-up costs totalled $17 million, of which the Company has contributed $3.5 million. Additional remedial work scheduled for the site includes the completion of studies in 1995 and 1996, and, if required by the results of these studies, subsequent post-closure activities. Future aggregate expenses are expected to be approximately $1 million, exclusive of any groundwater monitoring and remediation, to which no estimate is currently available. The Company believes that its proportionate share of expenditures for any additional remedial work will not have a material effect on the Company's financial statements. In addition, the Company believes that its proportionate responsibility for the clean-up costs will not be materially increased.

             Since July 1986, a number of "toxic tort" lawsuits have been filed against the Company and numerous other defendants alleging various claims in connection with the oil reclamation site discussed above. The plaintiffs also seek substantial punitive damages. These cases have been consolidated and certified as a class action.

             In May of 1995 the Board of Directors of the Company approved a settlement of the class action subject to approval by the Federal District Court before which the action is currently pending. On July 28, 1995 the Federal District Court for the Middle District of Louisiana approved the settlement of the class action litigation asserting various toxic tort claims arising out of the Walker, La. oil reclamation site. Under the terms of the settlement, the Company will pay $4.0 million into a settlement fund on or before August 27, 1995. Additionally, as part of the settlement, the Company will issue a $2.0 million unsecured note to the plaintiff class. The note will bear interest at 8% per annum and will be due on January 28, 1997. Management of the Company believes that the cash payment and issuance of the note will not have a material effect on the Company's financial condition and results of operations because the Company has recorded an accrual for the $6 million settlement as of June 30, 1995 and has sufficient cash available from operations or under its credit facility to fund the cash payment and the note.

             Avondale could also be responsible for payment to the plaintiffs of an additional sum of up to $6 million in the event that the plaintiffs are unsuccessful in collecting certain amounts with respect to rights that will be assigned to them under the settlement agreement.

             With respect to the potential contingent liability of the Company to pay additional sums under the settlement agreement, management believes that the eventual resolution of this matter will not have a material effect on the Company's financial statements. The Company will continue to consult with its counsel and establish a reserve against such exposure in an appropriate amount if and when circumstances warrant.

             In addition to the above, the Company is also named as a defendant in numerous other lawsuits and proceedings arising in the ordinary course of business, some of which involve substantial damage claims made by the plaintiffs.

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

             Letters of Credit

             In the normal course of its business activities, the Company is required to provide letters of credit to secure the payment of workers' compensation and insurance obligations. Additionally, under certain contracts the Company may be required to provide letters of credit which may be drawn down in the event of the Company's failure to perform under the contracts. Outstanding letters of credit relating to these business activities amounted to approximately $25.5 million and $23.3 million at June 30, 1995 and December 31, 1994, respectively.

             Plant Modernization Program

             The Company's plant modernization and expansion project is currently in progress. At an estimated cost of approximately $20.0 million, the project is expected to be completed during the third quarter of 1995.

             The Company has recorded project costs through June 30, 1995 of approximately $13.7 million of which approximately $10.9 million was incurred in 1995. Outstanding purchase commitments at June 30, 1995 were approximately $3.4 million. Refer to Note 3 herein regarding financing for this project.

          5. INCOME TAXES

             During the second quarter of 1995 the deferred tax valuation allowance decreased by $10 million based on a current evaluation of the Company's expectations of the likelihood of future operating income related to its existing backlog. The first $5 million of this decrease was recorded as a reduction in goodwill in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note 9 in the Company's 1994 Annual Report on Form 10-K). The remaining $5 million was recorded as a reduction of income tax expense. The income tax benefit of $3.1 million recorded in the second quarter of 1995 includes this $5 million benefit net of a tax provision of $1.9 million related to current period operating results.
          Item  2:Management's  Discussion  and   Analysis   of   Financial
                 Condition and Results of Operations

          The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended June 30, 1995 and 1994 and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

          Overview

          The Company continued the trend of improvement in its results of operations by recording significant increases compared to the same periods in the prior year. Net sales for the second quarter and first six months of 1995 increased markedly over the prior year's periods. Income from continuing operations before income taxes for the current quarter and six month period also showed significant increases, more than doubling the level reported in the same periods in 1994. Further, second quarter 1995 net income surpassed net income reported in each quarter of 1994 and represents the highest quarterly net income for the last six years, even excluding a tax benefit recorded in the second quarter of 1995.

          The Company's backlog at June 30, 1995 was $1.35 billion (excluding options). Included in the backlog is a $144 million contract, awarded in February 1995, to construct vessel forebodies for four ocean-going product carriers. Owner financing was completed in May of 1995 and the contract is underway with delivery of the first two vessels scheduled for 1996 and the last two in 1997. These will be the first U.S.-flag product carriers built in the United States in eight years and are designed to comply fully with the provisions of the Oil Pollution Act of 1990. Also included in the backlog at June 30, 1995 is an approximately $12.9 million contract to construct a series of river hopper barges; the contract also contains options for another series of barges. Delivery of the barges is scheduled to commence in September of 1995. These two contracts are significant in that they are tangible results of the Company's continuing efforts to secure commercial construction contracts. Also, these two contracts will be the first to utilize the new steel processing facilities which are part of the Company's $20 million plant modernization project. Additionally, the Company announced on August 8, 1995 that it signed a contract for the construction of seven 42,000 DWT product carriers. The value of the contract was not disclosed. The contract is subject to the receipt of a Title XI financing guarantee from the U.S. Maritime Administration and is subject to the satisfaction of certain other conditions.

          Thus far in 1995 the Company has delivered one T-AO Oiler ("T-AO"), which was the first double-hulled ship built in the United States, one Landing Ship Dock - Cargo Variant ("LSD-CV") and the last of three paddle-wheel gaming vessels. Scheduled deliveries for the remainder of 1995 include one T-AO Oiler and the first of the four MHC-51 Class Coastal Minehunters ("MHC").

          As discussed in the 1994 Form 10-K, the Company has filed a Request for Equitable Adjustment ("Minehunter REA") with the U.S. Navy seeking substantial increases in the contract prices for four MHC-51 Class Minehunters ("MHC") currently being built by the Company. In connection with developing the Minehunter REA, the Company realized that it would be necessary to increase its cost to complete estimates for the MHC vessels. The Company, in consultation with outside counsel, reviewed the Minehunter REA and determined a minimum estimate of its probable recoverable amount. During the second quarter of 1995, based on an evaluation of the underlying facts and circumstances, the cost to complete estimates and minimum probable amount of recovery were revised upward. Based on its review and supported by the view of outside counsel that they had no reason to believe that the use of $23 million in quantifying the minimum probable amount of recovery was unreasonable, management concluded that it was appropriate to offset the loss that it would have otherwise had to recognize with respect to the MHC program by such amount. In addition, the effects of the cost increase have been partially offset also by certain contractual cost sharing and cost escalation provisions which obligate the U.S. Navy to bear a portion of the additional costs. To the extent that any portion of the $23 million recognized is not recovered, then losses in addition to those previously recorded will have to be recognized. The Minehunter REA is being evaluated currently by the U.S. Navy.

          As detailed in Note 12 of the Company's Annual Report on the 1994 Form 10-K and as discussed in Note 4 of the notes to the consolidated financial statements herein, the Company has been informed that it is a potentially responsible party ("PRP") in connection with an oil reclamation site operated by an unaffiliated company. The Company, along with other PRPs, has fully funded its share of the clean-up costs incurred to date under a preliminary agreement to fund the site's remediation. Additional work scheduled for the site includes completion of studies in 1995 and 1996, and, if required by the results of these studies, subsequent post-closure activities. Future aggregate expenses are expected to be approximately $1 million, exclusive of any groundwater monitoring and remediation, to which no estimate is currently available. The Company believes that its proportionate share of expenditures for any additional remedial work will not have a material effect on the Company's financial statements. In addition, the Company believes that its proportionate responsibility for the cleanup costs will not be materially increased.

          Additionally, since July 1986 a number of "toxic tort" lawsuits have been filed against the Company and numerous other defendants alleging various claims in connection with the oil reclamation site discussed above. The plaintiffs also seek substantial punitive damages. These cases have been consolidated and certified as a class action.

          In May of 1995 the Board of Directors of the Company approved a settlement of the class action subject to approval by the Federal District Court before which the action is currently pending. On July 28, 1995 the Federal District Court for the Middle District of Louisiana approved the settlement of the class action litigation asserting various toxic tort claims arising out of the Walker, La. oil reclamation site. Under the terms of the settlement, the Company will pay $4.0 million into a settlement fund on or before August 27, 1995. Additionally, as part of the settlement, the Company will issue a $2.0 million unsecured note to the plaintiff class. The note will bear interest at 8% per annum and will be due on January 28, 1997. Management of the Company believes that the cash payment and issuance of the note will not have a material effect on the Company's financial condition and results of operations because the Company has recorded an accrual for the $6 million settlement as of June 30, 1995 and has sufficient cash available from operations or under its credit facility to fund the cash payment and the note.

          Avondale could also be responsible for payment to the plaintiffs of an additional sum of up to $6 million in the event that the plaintiffs are unsuccessful in collecting certain amounts with respect to rights that will be assigned to them under the settlement agreement.

          With respect to the potential contingent liability of the Company to pay additional sums under the settlement agreement, management believes that the eventual resolution of this matter will not have a material effect on the Company's financial statements. The Company will continue to consult with its counsel and establish a reserve against such exposure in an appropriate amount if and when circumstances warrant.

          As discussed in the 1994 Form 10-K, certain of the Company's operations closed in 1994 upon the completion of their respective contracts. Two of these facilities are currently offered for sale while the Company continues to seek alternative uses for these facilities. With respect to environmental matters, the Company currently is not aware of any material liabilities to be incurred for site restoration, post closure, monitoring commitments, or other exit costs that may occur or result from the sale, disposal or abandonment of any of these properties.

          Results of Operations

          The Company recorded net income of $8.5 million, or $0.59 per share, for the second quarter of 1995 compared to $2.1 million, or $0.14 per share, for the second quarter of 1994, representing a fourfold increase in net income over the second quarter of 1994. For the first six months of 1995 the Company recorded net income of $11.5 million, or $0.80 per share, compared to $4.1 million, or $0.28 per share, for the same period in 1994, or more than double the level for the first six months of 1994. Additionally, the Company recorded income from operations of $6.2 million in the current quarter and $12.0 million for the first six months of 1995, representing an increase of 94% over the same periods in the prior year.

          The significant increases in the Company's operating results in the current periods primarily reflect operating profits recognized on the LSD-CV 52 and seven T-AO contracts. As disclosed in Item 7 of the 1994 Form 10-K, the operating profit projected to be recognized in 1995 will be related principally to these two contracts. The Company also recorded in the second quarter of 1995 a $2.25 million reversal of losses, recorded in prior years on the contract to construct the three LSD-CVs, representing improvement in the estimated costs to complete this contract which is approximately 94% complete. Also contributing to the 1995 income from operations were profits recognized on the third gaming vessel (delivered in June of 1995) and by the Company's marine repair and wholesale steel operations.

          Further, the Company recorded in the second quarter of 1995 a $3.1 million net income tax benefit (as discussed below).

          In the third quarter of 1994 the Company decided to discontinue its service contracting business. The Company has restated 1994 second quarter and six month results to reflect losses from discontinued operations of approximately $396,000, or $0.03 per share, and approximately $280,000, or $0.02 per share, respectively.

          Net sales for the current quarter and first six months of 1995 reflect an increase of approximately $34.4 million, or 29%, and approximately $66.6 million, or 30%, respectively, as compared to the same periods in the prior year. The increases in net sales are primarily due to increased net sales revenues recorded on the contracts to construct the LSD-CV 52, the first of three
          Strategic Sealift ships, the Icebreaker and the contract to construct the forebodies for the four product carriers. These increases were partially offset by reduced net sales revenues recorded on the contracts to construct the three LSD-CVs and the seven T-AOs as these contracts are in the latter stages of completion.

          Gross profit for the second quarter and first six months of 1995 increased approximately $2.5 million, or 22%, and approximately $6.4 million, or 31%, respectively, compared to the same periods in 1994. The increases in gross profit are primarily due to profits recognized on contracts to construct the LSD-CV 52, the seven T-AOs and the three LSD-CVs (as discussed above). Also contributing to the 1995 gross profit were profits recognized on the third gaming vessel and profits recognized by the Company's marine repair and wholesale steel operations.

          Selling, general and administrative ("SG&A") expenses for the second quarter and first six months of 1995 were consistent with the same periods in the prior year. The first six months of 1995 increased slightly as compared to the prior year due primarily to an overall increase in operating activity as noted above and in part to an increase in indirect labor and associated costs resulting from an across-the-board rate increase effective January 1, 1995.

          Interest expense increased by approximately $325,000, or 34%, for the second quarter of 1995 and approximately $400,000, or 19%, for the first six months of 1995 as compared to the same periods in the prior year. The overall increase in interest expense for 1995 compared to 1994 is due principally to interest costs associated with the $17.8 million Title XI financing completed in February 1995 and the note issued in 1994 to the Company's former corporate parent (as discussed in Note 12 of the Company's 1994 Annual Report on Form 10-K).

          The second quarter and first six months of 1995 included net income tax benefits of $3.1 million, or $0.21 per share, and $1.3 million, or $0.09 per share, respectively. As further discussed in Note 5 of the notes to the consolidated financial statements herein, the net income tax benefit is principally the result of recognizing during the second quarter of 1995, for financial reporting purposes, a $5 million income tax benefit from certain net operating loss carry forwards available to offset estimated future taxable earnings. This $5 million tax benefit was offset by a non-cash tax provision during the second quarter of 1995 of $1.9 million. There was no provision for income taxes in the same periods in 1994 as an income tax benefit related to available net operating loss carry forwards was recognized only to the extent of current operating results.

          Liquidity and Capital Resources

          During  the  six   months   ended  June  30,  1995,  the  Company
          experienced a net increase in  its  cash  flow  of  approximately

          $18.7 million. The increase in net cash flow principally resulted from operations, a decrease in accounts receivable, the proceeds from the sale of assets (as discussed below) and the issuance of mortgage bonds discussed in the next paragraph. As further discussed below, a portion of the cash used for capital expenditures represents interim funding of the plant modernization project until such time as the Company is reimbursed from proceeds of the permanent financing.

          In February 1995 the Company completed financing of $17.8 million of its approximately $20 million plant modernization effort by issuing mortgage bonds utilizing a U.S. Government guarantee under Title XI of the Merchant Marine Act, 1936, as amended. The terms of the Title XI guarantee provide for the proceeds from the financing to be held in a construction escrow fund and released to the Company as allowable project costs are incurred by the Company and approved by the U.S. Department of Transportation, Maritime Administration. At June 30, 1995 the Company has determined that it is currently entitled to approximately $4.4 million of the escrowed funds and accordingly has classified this amount as a current asset in Restricted Short-term Investments. The balance of the funds, approximately $6.5 million at June 30, 1995, is recorded as Funds Held for Construction which represents the balance of the project costs which the Company will be entitled to receive over the remaining construction period of the modernization project. The Company has recorded project costs to date of approximately $13.7 million of which approximately $10.9 million was incurred in 1995. Outstanding purchase commitments at June 30, 1995 were approximately $3.4 million. The project currently is estimated for completion during the third quarter of 1995.

          Additionally, in the second quarter of 1995 the Company obtained additional liquidity as its improved financial results enabled it to amend its revolving credit agreement. The amendment, among other things, increased the amount of the credit agreement to $42.5 million and extended the term of the credit agreement from May 1996 to May 1997. Further, the amendment revised the credit agreement to permit the issuance of the mortgage bonds discussed above and revised the level of permitted capital expenditures and certain coverage ratios to take into consideration the plant modernization project. There have been no borrowings in 1995 under the revolving credit agreement. There were $25.5 million of letters of credit outstanding under the facility at June 30, 1995. The Company believes that its capital resources will be sufficient to finance current and projected operations.

          As previously disclosed in the Company's first quarter 1995 Form 10-Q filing, on May 12, 1995 the Company sold substantially all of the operating assets used in its foundry operations. The sale generated approximately $3.1 million of cash proceeds and will not significantly affect the Company's results of operations.

                             PART II - OTHER INFORMATION



          Item 1.Legal Proceedings

                 In May 1995, the Board of Directors of the Company approved a settlement of the class action discussed in further detail in Note 4 of the notes to the financial statements contained elsewhere in this Form 10-Q. On July 28, 1995 the Federal District Court for the Middle District of Louisiana approved the settlement of the class action litigation asserting various toxic tort claims arising out of the Walker, La. oil reclamation site. Under the terms of the settlement, the Company will pay $4.0 million into a settlement fund on or before August 27, 1995. Additionally, as part of the settlement, the Company will issue a $2.0 million unsecured note to the plaintiff class. The note will bear interest at 8% per annum and will be due on January 28, 1997. Management of the Company believes that the cash payment and issuance of the note will not have a material effect on the Company's financial condition and results of operations because the Company has recorded an accrual for the $6 million settlement as of June 30, 1995 and has sufficient cash available from operations or under its credit facility to fund the cash payment and the note.

                 Avondale could also be responsible for payment to the plaintiffs of an additional sum of up to $6 million in the event that the plaintiffs are unsuccessful in collecting certain amounts with respect to rights that will be assigned to them under the settlement agreement.

          Item 2.Changes in Securities

                      Not applicable.


          Item 3.Defaults Upon Senior Securities

                      Not applicable.


          Item 4.Submission of Matters to a Vote of Security Holders

                 The Annual Meeting of the shareholders of Avondale Industries, Inc. (The "Meeting") was held on April 28, 1995 and reconvened on June 12 and June 19, 1995 and 13,955,760 shares were present in person or by proxy at the meeting. The voting tabulation follows:

                 (a)  The  election  of  the  following  to  the  Board  of
                      Directors:

                      Francis R. Donovan, 9,373,282 votes for, 593,248 votes withheld; William A. Harmeyer, 9,346,192 votes for, 620,338 votes withheld; and Thomas M. Kitchen,

                      9,352,157 votes for, 614,373 votes withheld.

                      The following is a list of each other director whose term of office as a director continued after the meeting:

                      Albert L. Bossier, Jr., Anthony J. Correro, III, Kenneth B. Dupont, and Hugh A. Thompson.

                 (b) A proposal regarding constitution of the Board's Compensation Committee: 8,035,494 against, 778,021 for, 135,753 abstained and zero broker nonvote.

                 (c) A proposal to urge the Board of Directors to redeem the rights issued under the Shareholder Protection Rights Plan: 7,491,206 against, 1,326,752 for,
                      131,310 abstained and zero broker nonvote.

                 (d)  A   proposal  to  urge  the  Board  of  Directors  to
                      implement   confidential   voting   by  shareholders:
                      7,537,884  against,  1,288,205 for, 94,604  abstained
                      and zero broker nonvotes.

                 (e)  A proposal related to  declassification  of the Board
                      of  Directors:  6,794,174  against,  2,015,296   for,
                      139,798 abstained and zero broker nonvotes.

                 (f) A proposal regarding the process of bylaw adoption, amendment or repeal: 5,248,749 against, 2,073,251 for, 121,047 abstained and zero broker nonvotes.


          Item 5.Other Information

                      Not applicable.


          Item 6.Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                      3.1  Articles of Incorporation of the Company(1)

                      3.2  Bylaws  of  the  Company, as amended on July 17,
                            1995.

                     10.2  Other Operating Contracts

                           (d) Agreement dated May 12, 1995 by and between
                               the Company and American Heavy Lift Shipping
                               Company for the construction of one ocean-going product tanker, S/S King.

                           (e) Agreement dated May 12, 1995 by and between
                               the Company and American Heavy Lift Shipping
                               Company for the construction of one ocean-going product tanker, S/S Knight.

                           (f) Agreement dated May 12, 1995 by and between
                               the Company and American Heavy Lift Shipping
                               Company for the construction of one ocean-going product tanker, S/S Solar.

                           (g) Agreement dated May 12, 1995 by and between
                               the Company and American Heavy Lift Shipping
                               Company for the construction of one ocean-going product tanker, S/S Spray.

                      10.3 Employee Benefit Plans

                           (c) The Company's Amended and Restated Employee Stock Ownership Plan and the Related Trust Agreement(2) , as amended and restated on December 5, 1994(3), as further amended by Amendment No. 1 adopted April 5, 1995(4) and as further amended by Amendment No. 2 adopted June 16, 1995.

                           (d) The Company's Pension Plan as Amended and Restated(3) as further amended by Amendment No. 1 adopted June 16, 1995.
          _______________

                 (1)  Incorporated   by   reference   from   the  Company's
                      Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

                 (2) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-20145) filed with the Commission on February 16, 1988.

                 (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                 (4)  Incorporated   by  reference   from   the   Company's
                      Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.


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



                                               AVONDALE INDUSTRIES, INC.


          Date:  August 14, 1995               By:/s/ ALBERT L. BOSSIER, JR.
                                                  --------------------------
                                             Albert L. Bossier, Jr.
                                             Chairman, President &
                                               Chief Executive Officer





          Date:  August 14, 1995               By:/s/ THOMAS M. KITCHEN
                                                  ---------------------
                                             Thomas M. Kitchen
                                             Vice President &
                                               Chief Financial Officer

                                    EXHIBIT INDEX

          Number                                                Description

           3.1  Articles of Incorporation of the Company(1)

           3.2   Bylaws of the Company, as amended on July 17, 1995.

          10.2   Other Operating Contracts

                 (d) Agreement dated May 12, 1995 by and between
                     the Company and American Heavy Lift Shipping
                     Company for the construction of one ocean-going product tanker, S/S King.

                 (e) Agreement dated May 12, 1995 by and between
                     the Company and American Heavy Lift Shipping
                     Company for the construction of one ocean-going product tanker, S/S Knight.

                 (f) Agreement dated May 12, 1995 by and between
                     the Company and American Heavy Lift Shipping
                     Company for the construction of one ocean-going product tanker, S/S Solar.


                 (g) Agreement dated May 12, 1995 by and between
                     the Company and American Heavy Lift Shipping
                     Company for the construction of one ocean-going product tanker, S/S Spray.

          10.3   Employee Benefit Plans

                 (c) The  Company's  Amended  and  Restated Employee  Stock
                     Ownership Plan and the Related Trust Agreement(2) , as amended and restated on December 5, 1994(3), as further amended by Amendment No. 1 adopted April 5, 1995(4) and as further amended by Amendment No. 2 adopted June 16, 1995.

                 (d) The Company's Pension  Plan as Amended and Restated(3)
                     as further amended by Amendment No. 1 adopted June 16,
                     1995.
          _______________

                 (1)  Incorporated   by   reference   from   the  Company's
                      Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

                 (2) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-20145) filed with the Commission on February 16, 1988.

                 (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                 (4)  Incorporated   by  reference   from   the   Company's
                      Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

            15   Letter re: unaudited interim financial information.

            27   Financial Data Schedule