Form 10-Q
period 1995-09-30
AVONDALE INDUSTRIES INC
filed 1995-11-13
CIK 829444

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

        (Mark One)

        [  X  ]Quarterly  Report  Pursuant  to  Section  12  or  15(d) of the
            Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1995

        [    ]Transition  Report  Pursuant  to  Section  13  or 15(d) of  the
            Securities Exchange Act of 1934

        For    the    transition    period    from    _______________________
        to________________________

        For Quarter Ended  September 30, 1995

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

                Class                         Outstanding at September 30,1995
        Common stock,par value $1.00 per share       14,464,175 shares

                  AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

                                       INDEX


                                                                  Page No.

        Part I. Financial Information

            Item 1.  Financial Statements

                Independent Accountants' Report

                Consolidated Balance Sheets -
                September 30, 1995 and December 31, 1994

                Consolidated Statements of Operations -
                Quarters and Nine Months Ended September 30, 1995 and 1994


                Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 1995 and 1994

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

            Item 5.  Other Information

            Item 6.  Exhibits and Reports on Form 8-K

        INDEPENDENT ACCOUNTANTS' REPORT

        To the Board of Directors and Shareholders of Avondale Industries, Inc.

        We have reviewed the condensed consolidated financial statements of Avondale Industries, Inc. and subsidiaries, as listed in the accompanying index, as of September 30, 1995 and for the three-month and nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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




        \s\DELOITTE & TOUCHE LLP

        November 6, 1995
        New Orleans, Louisiana

                           PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             (In thousands of dollars)
                                    (UNAUDITED)


                                              September 30,    December 31,
                                                  1995            1994
                                              ------------     -----------
        ASSETS
        Current Assets:
          Cash and cash equivalents....         $  32,976        $ 15,414
          Restricted short-term
            investments (Note 3) ......             1,743           1,811
          Receivables (Note 2):
            Accounts receivable........            23,067          25,342
            Contracts in progress......            71,811          59,168
          Inventories:
            Goods held for sale........             8,105           7,908
            Materials and supplies.....             8,180           8,201
          Prepaid expenses and
            other current assets ......             5,055          10,092
                                                  -------         -------
            Total current assets.......           150,937         127,936
                                                  -------         -------
        Property, Plant and Equipment:

          Land.........................             9,162           9,324
          Construction in progress.....            21,152           5,698
          Buildings and improvements...            44,471          42,281
          Machinery and equipment......           174,739         174,694
                                                  -------         -------
          Total........................           249,524         231,997

          Less accumulated depreciation          (119,577)       (112,836)
                                                  -------         -------
          Property, plant and equipment - net     129,947         119,161
                                                  -------         -------

        Goodwill - net.................             8,778          15,431
        Deferred tax assets ...........            21,844           7,000
        Funds held for construction (Note 3)        1,942             --
        Other assets...................             4,231           3,975
                                                  -------         -------
            Total assets...............         $ 317,679       $ 273,503
                                                  =======         =======

        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             (In thousands of dollars)
                                    (UNAUDITED)


                                              September 30,    December 31,
                                                 1995            1994
                                              ------------     -----------
        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities:
          Current portion of long-term debt      $   5,062     $    5,866
          Accounts payable.............             66,120         60,917
          Accrued employee compensation             12,709         12,948
          Other........................             15,738         13,369
                                                   -------        -------
            Total current liabilities..             99,629         93,100

        Long-term debt (Note 3)........             60,593         45,875

        Other liabilities and deferred credits      10,988         11,650
                                                   -------        -------
          Total liabilities............            171,210        150,625
                                                   -------        -------

        Commitments and contingencies (Note 4)

        Shareholders' Equity:
          Common stock, $1.00 par value,
            authorized 30,000,000 shares;
            issued - 15,927,191 shares in
            1995 and 1994..............             15,927         15,927
          Additional paid-in capital...            373,911        373,911
          Accumulated deficit..........           (231,513)      (255,104)
                                                   -------        -------
            Total......................            158,325        134,734

          Treasury stock (common: 1,463,016
            shares in 1995 and 1994)
            at cost....................           ( 11,856)      ( 11,856)
                                                   -------        -------
          Total shareholders' equity...            146,469        122,878
                                                   -------        -------
          Total........................          $ 317,679      $ 273,503
                                                   =======        =======

        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                    (UNAUDITED)

                                     Quarters              Nine Months
                                Ended September 30,     Ended September 30,
                                  1995       1994         1995       1995
                                --------   --------     --------   --------
    Continuing Operations:
    Net sales................  $ 148,785  $ 125,487    $ 435,148  $ 345,253

    Cost of sales............    133,992    110,544      393,131    309,521
                                 -------    -------      -------    -------
    Gross profit.............     14,793     14,943       42,017     35,732

    Selling, general and
      administrative expenses      7,958      7,766       23,219     22,376
                                 -------    -------      -------    -------
    Income from operations...      6,835      7,177       18,798     13,356

    Interest expense.........    ( 1,119)   ( 1,083)     ( 3,676)   ( 3,240)

    Other - net..............        638        229        1,469        595
                                 -------    -------      -------    -------
    Income from continuing
      operations before
      income taxes...........      6,354      6,323       16,591     10,711

    Income tax benefit (Note 5)    5,700        ---        7,000        ---
                                 -------    -------      -------    -------
    Income from continuing
      operations.............     12,054      6,323       23,591     10,711

    Discontinued Operations:
      Loss from discontinued
        operations (Note 1)..        ---    ( 4,272)         ---    ( 4,552)
                                 -------    -------      -------    -------
    Net income...............  $  12,054   $  2,051    $  23,591  $   6,159
                                 =======    =======      =======    =======

    Income (loss) per share of
      common stock:
      Continuing operations..  $    0.83   $   0.44    $    1.63  $    0.74
      Discontinued  operations       ---    (  0.30)         ---    (  0.31)
                                 -------    -------      -------    -------
    Net income per share of
      common stock...........  $    0.83   $   0.14    $    1.63  $    0.43
                                 =======    =======      =======    =======
    Weighted average number of
      shares outstanding.....     14,464     14,468       14,464     14,476
                                 =======    =======      =======    =======

    See Notes to Consolidated Financial Statements

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (in thousands)
                                     (UNAUDITED)

                                                        1995        1994
                                                      --------    --------
     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income...................                   $ 23,591     $ 6,159
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization ....               7,207       8,734
        Deferred income tax benefit ......              (7,000)        ---
        Gain on sale of assets............                (813)        ---
        Changes in operating assets and liabilities,
          net of dispositions:
          Receivables.....................             (11,368)     59,322
          Inventories.....................                (700)     (1,423)
          Prepaid expenses and other current assets      3,237        (747)
          Accounts payable................               5,203      (6,430)
          Accrued employee compensation                   (239)      1,942
          Other - net.....................               3,548       2,594
                                                       -------     -------
      Net Cash Provided by Operating Activities         22,666      70,151
                                                       -------     -------
     CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures................             (18,392)     (2,287)
      Purchase of investments - net.......              (1,874)     (1,498)
      Proceeds from sale of assets........               3,248         ---
      Payment to former corporate parent..                 ---      (5,000)
                                                       -------      -------
      Net Cash Used for Investing Activities           (17,018)     (8,785)
                                                       -------      -------
     CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of long-term borrowings.....              (5,866)     (81,228)
      Proceeds from long-term borrowings (Note 3)       17,780       36,250
                                                       -------      -------
      Net Cash Provided by (Used For)
        Financing Activities..............              11,914      (44,978)
                                                       -------      -------
      Net increase in cash and  cash equivalents        17,562       16,388
      Cash and cash equivalents at beginning of period  15,414        3,195
                                                       -------      -------
      Cash and cash equivalents at end of period      $ 32,976     $ 19,583
                                                       =======      =======

      Supplemental disclosures of cash flow information:
       Cash paid during the period for interest       $  3,532     $  2,810
                                                       =======      =======
       Note issued in litigation settlement (Note 4)  $  2,000
                                                       =======
       Note issued to former corporate parent                      $  8,000
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

           2.  RECEIVABLES

             As disclosed in its 1994 Annual Report on Form 10-K, the Company has filed a Request for Equitable Adjustment ("Minehunter REA") with the U.S. Navy seeking substantial increases in the contract prices for four MHC-51 Class Minehunters ("MHC"), the first of which was delivered in August 1995 with the remaining three currently being built by the Company. The Company, in consultation with outside counsel, reviewed the Minehunter REA and determined a minimum estimate of its probable recoverable amount. During the second quarter of 1995, the Company evaluated the underlying facts and circumstances, and as a result, the cost to complete estimates and minimum probable amount of recovery were revised upward. Based on its review of the Minehunter REA and supported by the view of outside counsel that they had no reason to believe that the use of $23 million in quantifying the minimum probable amount of recovery was unreasonable, management concluded that it was appropriate to offset the loss that it would have otherwise had to recognize with respect to the MHC program by such amount. In addition, the effects of the cost increase have been partially offset by certain contractual cost sharing and cost escalation provisions which obligate the U.S. Navy to bear a portion of the additional costs. To the extent that any portion of the $23 million recognized is not recovered, then losses in addition to those previously recorded will have to be recognized. The Minehunter REA currently is being evaluated by the U.S. Navy.

           3.  FINANCING ARRANGEMENTS

             In February 1995 the Company completed financing of its approximately $20 million plant modernization effort by issuing $17.8 million of mortgage bonds utilizing a U.S.
             Government guarantee under Title XI of the Merchant Marine Act, 1936, as amended. The bonds bear interest at an annual rate of 8.16% and are payable in equal semi-annual principal payments of $593,000 over a fifteen year period beginning March 30, 1996.

             The terms of the Title XI guarantee provide for the bond proceeds to be held in escrow and released to the Company as allowable project costs are incurred by the Company and approved by the U.S. Department of Transportation, Maritime Administration. At September 30, 1995, $14.3 million of these bond proceeds have been released to the Company. The Company estimates, based on costs incurred, that it is currently entitled to $1.6 million of the remaining escrow and accordingly has included this amount as a current asset in Restricted Short-term Investments. The balance of the escrow, $1.9 million at September 30, 1995, is recorded as Funds Held for Construction.

             In the second quarter of 1995 the Company amended its revolving credit agreement. The amendment, among other things, increased the amount available under the credit agreement to $42.5 million and extended its term to May 1997. Further, the amendment permitted the issuance of the mortgage bonds and revised the level of permitted capital expenditures and certain coverage ratios to take into consideration the plant modernization project. While there have been no borrowings in 1995 under the revolving credit agreement, there are $25.1 million of letters of credit outstanding under the facility at September 30, 1995.

          4. COMMITMENTS AND CONTINGENCIES

             Litigation

             As discussed in further detail in Note 12 of the Company's Annual Report included in the 1994 Form 10-K, the Company was advised in 1986 that it was a potentially responsible party ("PRP") with respect to an oil reclamation site operated by an unaffiliated company in Walker, Louisiana. To date, the Company and certain of the other PRPs for the site have funded the cost of the site's remediation under a preliminary cost-sharing agreement. At September 30, 1995, clean-up costs totalled $17 million, of which the Company has contributed $3.6 million. Additional remedial work scheduled for the site includes the completion of studies in 1995 and 1996, and, if required by the results of these studies, subsequent post-closure activities. Future aggregate expenses are expected to be approximately $1 million, exclusive of any groundwater monitoring and remediation, as to which no estimate is currently available. The Company believes that its proportionate share of expenditures for any additional remedial work will not have a material effect on the Company's financial statements. In addition, the Company believes that its proportionate responsibility for the clean-up costs will not be materially increased.

             On July 28, 1995 the Federal District Court for the Middle District of Louisiana approved the Company's settlement of a class action lawsuit, filed against the Company and numerous other defendants, that had asserted various toxic tort claims arising out of the alleged contamination at the Walker oil reclamation site. Under the terms of the settlement, in the third quarter of 1995 the Company paid $4.0 million, using cash from operations, into a settlement fund and issued a $2.0 million unsecured note to the plaintiff class. The note bears interest at 8% per annum and is due on January 28, 1997. The Company had previously recorded an accrual sufficient to provide for the $6 million settlement and has sufficient cash, available from operations or under its credit facility, to fund the note. Avondale could also be responsible for payment to the plaintiffs of an additional sum of up to $6 million in the event that the plaintiffs are unsuccessful in collecting certain amounts with respect to rights that have been assigned to them under the settlement agreement. With respect to the potential contingent liability of the Company to pay additional sums under the settlement agreement, management believes that the eventual resolution of this matter will not have a material effect on the Company's financial statements. The Company will continue to consult with its counsel and establish a reserve against such exposure in an appropriate amount if and when circumstances warrant.

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

             Letters of Credit

             In the normal course of its business activities, the Company is required to provide letters of credit to secure the payment of workers' compensation and insurance obligations. Additionally, under certain contracts the Company may be required to provide letters of credit to secure certain performance obligations of the Company thereunder. Outstanding letters of credit relating to these business activities amounted to approximately $25.1 million and $23.3 million at September 30, 1995 and December 31, 1994, respectively.

             Plant Modernization Program

             The Company's plant modernization and expansion project is nearing completion. The Company recorded project costs through September 30, 1995 of approximately $18.3 million of which approximately $15.5 million have been incurred in 1995. Outstanding purchase commitments at September 30, 1995 were approximately $1.0 million. Refer to Note 3 herein regarding financing for this project.

          5. INCOME TAXES

             During the nine month period ended September 30, 1995 the deferred tax valuation allowance decreased by $18 million in accordance with ongoing evaluations of the Company's ability to utilize net operating loss carry forwards. The first $5 million of this decrease was recorded as a reduction in goodwill in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note 9 in the Company's 1994 Annual Report on Form 10-K). The remaining $13 million was recorded as a reduction of income tax expense in the second and third quarters of 1995 ($5 million and $8 million, respectively). The net income tax benefit of $5.7 million recorded in the third quarter of 1995 includes this $8 million benefit net of a tax provision of $2.3 million related to current period operating results. The net income tax benefit of $7 million recorded for the nine month period ended September 30, 1995 includes the $13 million deferred tax benefit net of a tax provision of $6 million related to current period operating results. The recognition of any additional available tax benefit (approximately $9.5 million) will depend on future assessments of estimated taxable income.

          Item   2:Management's  Discussion  and  Analysis   of   Financial
                 Condition and Results of Operations

          The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended September 30, 1995 and 1994 and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

          Overview

          The Company's results of operations continued to improve compared to the prior year. Net sales for the third quarter and first nine months of 1995 were 19% and 26%, respectively, above the levels in the prior year's periods. Third quarter 1995 income from continuing operations before income taxes was more than twice that of the prior year period after removing the effect of a $3.5 million net gain recorded in the third quarter of 1994 (as discussed below). The first nine months of 1995 also showed a significant increase in income from continuing operations before income taxes, more than 50% higher than the level reported for the same period in 1994.

          The Company's backlog at September 30, 1995 was $1.2 billion (excluding options). The Company announced on August 8, 1995 that it signed a contract for the construction of seven 42,000 DWT product carriers. The contract is not yet included in the backlog as it is subject to the receipt of a Title XI financing guarantee from the U.S. Maritime Administration and to the satisfaction of certain other conditions.

          The Company announced on August 30, 1995 that it has formed an alliance with Bath Iron Works and Hughes Aircraft to jointly pursue the U.S. Navy's program for the LPD 17 (formerly LX), the Navy's new class of amphibious transport dock vessel. The LPD 17 construction program, the most significant new surface ship construction program planned by the Navy for the next five years, is anticipated to be a multi-ship project with the first construction contract award forecasted for 1996. The current U.S. Navy requirement is for 12 LPD 17 ships that are intended to replace over 30 amphibious vessels that are scheduled for decommissioning. If the alliance is successful in securing the contract, Avondale would be the prime contractor, with ships constructed in both the Avondale and Bath yards. Hughes Aircraft will be responsible for the total ship system integration. The alliance will be further strengthened by the technical staff of the Electric Boat Division of General Dynamics Corporation which recently acquired Bath Iron Works.

          Thus far in 1995 the Company has delivered one T-AO Oiler ("T-AO"), which was the first double-hulled ship built in the United States, one Landing Ship Dock - Cargo Variant ("LSD-CV"), the first of the four MHC-51 Class Coastal Minehunters ("MHC") and the last of three paddle-wheel gaming vessels. Scheduled deliveries for the remainder of 1995 include one T-AO and a substantial portion of the series of river hopper barges.

          As disclosed in the 1994 Form 10-K, the Company has filed a Request for Equitable Adjustment ("Minehunter REA") with the U.S. Navy seeking substantial increases in the contract prices for four MHCs, the first of which was delivered in August 1995 with the remaining three currently being built by the Company. The Company, in consultation with outside counsel, reviewed the Minehunter REA and determined a minimum estimate of its probable recoverable amount. During the second quarter of 1995, the Company evaluated the underlying facts and circumstances, and as a result, the cost to complete estimates and minimum probable amount of recovery were revised upward. Based on its review of the Minehunter REA and supported by the view of outside counsel that they had no reason to believe that the use of $23 million in quantifying the minimum probable amount of recovery was unreasonable, management concluded that it was appropriate to offset the loss that it would have otherwise had to recognize with respect to the MHC program by such amount. In addition, the effects of the cost increase have been partially offset by certain contractual cost sharing and cost escalation provisions which obligate the U.S. Navy to bear a portion of the additional costs. To the extent that any portion of the $23 million recognized is not recovered, then losses in addition to those previously recorded will have to be recognized. The Minehunter REA currently is being evaluated by the U.S. Navy.

          As detailed in Note 12 of the Company's Annual Report included in the 1994 Form 10-K and as discussed in Note 4 of the notes to the consolidated financial statements contained elsewhere in this Form 10-Q, the Company was informed in 1986 that it was a potentially responsible party ("PRP") in connection with an oil reclamation site operated by an unaffiliated company. The Company, along with other PRPs, has fully funded its share of the clean-up costs incurred to date under a preliminary agreement to fund the site's remediation. Additional work scheduled for the site includes completion of studies in 1995 and 1996, and, if required by the results of these studies, subsequent post-closure activities. Future aggregate expenses are expected to be approximately $1 million, exclusive of any groundwater monitoring and remediation, as to which no estimate is currently available. The Company believes that its proportionate share of expenditures for any additional remedial work will not have a material effect on the Company's financial statements. In addition, the Company believes that its proportionate responsibility for the clean-up costs will not be materially increased.

          On July 28, 1995 the Federal District Court for the Middle District of Louisiana approved the Company's settlement of a class action lawsuit, filed against the Company and numerous other defendants, that had asserted various toxic tort claims arising out of the alleged contamination at the oil reclamation site. Under the terms of the settlement, in the third quarter of 1995 the Company paid $4.0 million, using cash from operations, into a settlement fund and issued a $2.0 million unsecured note to the plaintiff class. The note bears interest at 8% per annum and is due on January 28, 1997. The Company had previously recorded an accrual sufficient to provide for the $6 million settlement and has sufficient cash, available from operations or under its credit facility, to fund the note. Avondale could also be responsible for payment to the plaintiffs of an additional sum of up to $6 million in the event that the plaintiffs are unsuccessful in collecting certain amounts with respect to rights that have been assigned to them under the settlement agreement. With respect to the potential contingent liability of the Company to pay additional sums under the settlement agreement, management believes that the eventual resolution of this matter will not have a material effect on the Company's financial statements. The Company will continue to consult with its counsel and establish a reserve against such exposure in an appropriate amount if and when circumstances warrant.

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

          Results of Operations

          The Company recorded net income of $12.1 million, or $0.83 per share, for the third quarter of 1995 compared to $2.1 million, or

          $0.14 per share, for the third quarter of 1994, representing almost a sixfold increase in net income over the third quarter of 1994. The 1995 third quarter net income includes a $5.7 million, or $0.39 per share, net income tax benefit that is discussed below. In the third quarter of 1994 the Company recorded a $3.5 million, or $0.24 per share, net gain related to revisions of estimated contract profits on several previously completed shipbuilding contracts and a loss from discontinued operations, as discussed below, of $4.3 million, or $0.30 per share.

          For the first nine months of 1995 the Company recorded net income of $23.6 million, or $1.63 per share, compared to $6.2 million, or $0.43 per share, for the same period in 1994, or more than triple the level for the first nine months of 1994. The 1995 year-to-date net income includes a net income tax benefit of $7.0 million, or $0.48 per share. Included in net income for the first nine months of 1994 noted above is a loss from discontinued operations (discussed below) of $4.6 million, or $0.31 per share.

          The significant increases in the Company's operating results in the current periods primarily reflect operating profits recognized on the LSD-CV 52 and seven T-AO contracts. As previously disclosed in Item 7 of the 1994 Form 10-K, the Company noted that the operating profit projected to be recognized in 1995 would be related principally to these two contracts. The Company also recorded a partial reversal of a previously recognized loss which was recorded in prior years on the contract to construct three LSD-CVs. Also contributing to the 1995 income from operations were profits recognized on the third gaming vessel (delivered in June of 1995) and profits recorded by the Company's marine repair and wholesale steel operations.

          In the third quarter of 1994 the Company decided to discontinue its service contracting business. The 1994 third quarter and nine month results reflect losses from discontinued operations of $4.3 million, or $0.30 per share, and approximately $4.6 million, or $0.31 per share, respectively.

          Net sales for the current quarter and first nine months of 1995 reflect increases of $23.3 million, or 19%, and $89.9 million, or 26%, respectively, as compared to the same periods in the prior year. The increases in net sales are primarily due to increased net sales revenues recorded on the contracts to construct the Strategic Sealift ships, the LSD-CV 52, the Icebreaker and the contract to construct forebodies for the four product carriers. These increases were partially offset by reduced net sales revenues recorded on the contracts to construct seven T-AOs and three LSD-CVs as these contracts are in the latter stages of completion.

          Gross profit for the first nine months of 1995 increased $6.3 million, or 18%, compared to the same period in 1994. The increase in year-to-date gross profit is primarily due to increases in profits recognized on contracts to construct the LSD-CV 52, seven T-AOs and a partial reversal of a previously recognized loss on three LSD-CVs (as discussed above).

          Gross profit for the third quarter of 1995 decreased $150,000, or 1%, compared to the same period in 1994. After removing the effects of the $3.5 million net gain recorded in the third quarter of 1994 gross profit for the third quarter of 1995 increased $3.35 million, or 29%.

          Selling, general and administrative ("SG&A") expenses increased $192,000, or 2.5%, for the third quarter and $843,000, or 3.8%, for the first nine months of 1995 compared to the same periods in the prior year. These increases are due primarily to an overall increase in operating activity as noted above and in part to an increase in indirect labor and associated costs resulting from an across-the-board wage increase effective January 1, 1995.

          Interest expense increased $36,000, or 3.3%, for the third quarter of 1995 and $436,000, or 13.5%, for the first nine months of 1995 as compared to the same periods in the prior year. These increases are due principally to interest costs associated with the $17.8 million Title XI financing completed in February 1995. Also contributing to the increase in interest expense for the first nine months of 1995 was interest on the note issued in June 1994 to the Company's former corporate parent (as discussed in Note 12 of the Company's 1994 Annual Report on Form 10-K). These increases were partially offset by an increase in interest capitalized on assets under construction relating primarily to the modernization project.

          The third quarter and first nine months of 1995 included net income tax benefits of $5.7 million, or $0.39 per share, and $7.0 million, or $0.48 per share, respectively. As further discussed in Note 5 of the notes to the consolidated financial statements contained elsewhere in this Form 10-Q, the net income tax benefit is principally the result of recognizing, for financial reporting purposes, a $13 million income tax benefit from certain net operating loss carry forwards available to offset estimated future taxable earnings. The $13 million tax benefit was offset by a year-to-date non-cash income tax provision of $6.0 million related to current period operating results. Of the $13 million year-to-date income tax benefit, the Company recorded an $8.0 million tax benefit in the third quarter of 1995 which was offset by a non-cash tax provision of $2.3 million related to current period operating results. There was no provision for income taxes in the same periods in 1994 as an income tax benefit related to available net operating loss carry forwards was recognized only to the extent of then current operating results. The recognition of any additional available tax benefit (approximately $9.5 million) will depend on future assessments of estimated taxable income.

          Liquidity and Capital Resources

          The Company's cash and cash equivalents totaled $33 million at September 30, 1995 as compared to $15.4 million at December 31, 1994. The Company's sources of cash in 1995 consisted of $22.7 million of funds provided by operations, proceeds from the sale of assets of $3.2 million and proceeds from long-term borrowings of $17.8 million (both of which are discussed below). The Company's primary uses of cash in the current year consisted of capital expenditures of $18.4 million and payment of long term borrowings of $5.9 million. As further discussed below, a portion of the cash used for capital expenditures represents interim funding of the plant modernization project until such time as the Company is reimbursed from proceeds of the permanent financing.

          In February 1995 the Company completed financing of its approximately $20 million plant modernization effort by issuing $17.8 million of mortgage bonds utilizing a U.S. Government guarantee under Title XI of the Merchant Marine Act, 1936, as amended. The terms of the Title XI guarantee provide for the bond proceeds to be held in escrow and released to the Company as allowable project costs are incurred by the Company and approved by the U.S. Department of Transportation, Maritime Administration. At September 30, 1995 $14.3 million of these bond proceeds have been released to the Company. The Company estimates, based on costs incurred, that it is currently entitled to $1.6 million of the remaining escrow and accordingly has included this amount as a current asset in Restricted Short-term Investments. The balance of the escrow, $1.9 million at September 30, 1995, is recorded as Funds Held for Construction. The Company has recorded project costs to date of approximately $18.3 million of which approximately $15.5 million were incurred in 1995. Outstanding purchase commitments at September 30, 1995 were approximately $1.0 million.

          Additionally, in the second quarter of 1995 the Company obtained additional liquidity as its improved financial condition enabled it to amend its revolving credit agreement. The amendment, among other things, increased the amount available under the credit agreement to $42.5 million and extended its term to May 1997. Further, the amendment permitted the issuance of the mortgage bonds and revised the level of permitted capital expenditures and certain coverage ratios to take into consideration the plant modernization project. While there have been no borrowings in 1995 under the revolving credit agreement, there are $25.1 million of letters of credit outstanding under the facility at September 30, 1995. The Company believes that its capital resources will be sufficient to finance current and projected operations.

          As previously disclosed in the Company's first quarter 1995 Form 10-Q filing, on May 12, 1995 the Company sold substantially all of the operating assets used in its foundry operations. The sale generated $3.2 million of cash proceeds and did not significantly affect the Company's results of operations.

                             PART II - OTHER INFORMATION



          Item 1.Legal Proceedings

                      Not applicable.

          Item 2.Changes in Securities

                      Not applicable.

          Item 3.Defaults Upon Senior Securities

                      Not applicable.

          Item 4.Submission of Matters to a Vote of Security Holders

                      Not applicable.

          Item 5.Other Information

                      Not applicable.

          Item 6.Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                      3.1  Articles of Incorporation of the Company(1)

                      3.2  Bylaws of the Company(2)

                      15   Letter    re:    unaudited   interim   financial
                           information.

                      27   Financial Data Schedule
          ________
                 (1)  Incorporated   by  reference   from   the   Company's
                      Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

                 (2)  Incorporated   by  reference   from   the   Company's
                      Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

                 (b)  Reports on Form 8-K:

                           Not applicable.

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               AVONDALE INDUSTRIES, INC.


          Date:  November 13, 1995          By:/s/ALBERT L. BOSSIER, JR.
                                               -------------------------
                                             Albert L. Bossier, Jr.
                                             Chairman, President &
                                               Chief Executive Officer




          Date:  November 13, 1995          By:/s/THOMAS M. KITCHEN
                                               --------------------
                                             Thomas M. Kitchen
                                             Vice President &
                                               Chief Financial Officer

                                    EXHIBIT INDEX

          Number                   Description

           3.1  Articles of Incorporation of the Company(1)

           3.2  Bylaws of the Company (2)

           15   Letter re: unaudited interim financial information.

           27   Financial Data Schedule
          _____________
             (1) Incorporated  by  reference  from  the Company's Quarterly
                 Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

             (2) Incorporated  by  reference  from  the Company's Quarterly
                 Report on Form 10-Q for the fiscal quarter ended June 30, 1995.