Form 10-K405
period 1995-12-31
AVONDALE INDUSTRIES INC
filed 1996-01-26
CIK 829444

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at December 31, 1995 was approximately $77,267,832.

       The number of shares of the Registrant's common stock, $1.00 par value per share, outstanding at December 31, 1995 was 14,464,175.

                        DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its 1996 Annual Meeting have been incorporated by reference into Part III of this Form 10-K.

				    PART I

Item 1.   Business.

Overview

     Avondale is one of the largest shipbuilders in the United States, specializing in the design, construction, conversion, repair and modernization of various types of ocean-going vessels for the military and commercial markets. A majority of Avondale's contracts in recent years has been for the construction of U.S. Navy surface ships, although it has secured two large commercial contracts in the past year for the construction or conversion of double-hulled product carriers. Management believes the Company's low cost structure, experienced and skilled work force, sophisticated construction processes and extensive experience gained over the past 25 years in building a variety of military and commercial vessels, position the Company as one of the most cost-efficient and versatile shipbuilders in the United States. At December 31, 1995, the Company's firm backlog was approximately $1.4 billion exclusive of unexercised options aggregating $485 million held by the U.S. Navy for additional ship orders (including contract escalation) and a commercial contract subject to financing. Of the firm backlog, approximately $1.3 billion was attributable to contracts to build ships for the U.S. Navy.

     During the past 25 years, Avondale has built over 72 vessels for the U.S. Navy and other branches of the military, ranging from vessels such as AOs and T-AOs that principally require large-scale steel fabrication at a competitive cost, to highly sophisticated vessels such as the T-AGS 45, the LSD-CVs and the MHCs (with fiberglass hulls) that also require extensive outfitting of electrical, command and control and weapons systems. U.S. Navy vessels currently under construction include four Sealift ships, three MHCs, two LSD-CVs, one T-AO and one Icebreaker. The Company anticipates that it will continue to focus primarily on securing contracts to construct and convert military vessels. See "Glossary of Selected Industry Terms."

     Within the past year, Avondale has secured two commercial contracts that should benefit from the Company's expertise and newly adopted construction techniques. In May 1995, Avondale finalized a $143.9 million contract to construct four double-hulled forebodies for product carriers owned by American Heavylift Shipping Company. Construction of these forebodies has begun and is expected to be completed by mid-1997. The Company has also signed a contract with Maritrans Ocean Transport, Inc. ("Maritrans") for the construction of up to six (but not less than four) double-hulled product carriers. This contract is subject to Maritrans' ability to qualify for and receive a Title XI MARAD financing guarantee. Assuming receipt of such guarantee, the contract calls for delivery of the vessels by the end of 1998.

     Background. Avondale has historically maintained a flexible, versatile shipyard and has been the successful bidder for a variety of marine construction projects. Organized in 1938, Avondale first began building ocean-going ships in the 1950s. From 1959 to 1985, the Company was operated as a subsidiary of Ogden Corporation, a diversified New York Stock Exchange listed company headquartered in New York, New York. Prior to the 1980s, Avondale built both military and commercial vessels. In addition to the construction of 27 destroyer escorts for the U.S. Navy, Avondale successfully completed a variety of construction projects during that period, including general cargo and multi-product carriers, such as LASH vessels, container vessels, crude oil tankers and product carriers. In the early 1980s, however, several measures were implemented that changed the marine construction industry significantly. The termination of the U.S. construction-differential subsidy program in 1981 significantly curtailed the ability of U.S. shipyards to compete successfully for international commercial shipbuilding contracts with foreign shipyards, many of which are heavily subsidized by their governments. The effects of the elimination of these subsidies were largely offset, however, by the initiative to expand the U.S. Navy fleet to 600 vessels, thereby significantly increasing the U.S. Navy shipbuilding opportunities available to Avondale.

     Initially, Avondale capitalized on the U.S. Navy shipbuilding opportunities through its construction of five AOs during the early 1980s. Since AOs are essentially oil tankers modified to meet certain military requirements, they were a natural extension of the product carrier vessels previously built by Avondale.

     During the remainder of the 1980s and the first part of this decade, Avondale steadily expanded the range of vessels that it built for the U.S. Navy. The Company principally focused on those vessels that were related to, or natural extensions of, predecessor vessels constructed by Avondale, where Avondale could best capitalize on its prior experience and proven capabilities. Among the U.S. Navy vessels built or under construction during this period were 16 T-AOs, five LSDs, four LSD-CVs, five AOJs (which constituted conversions of AOs previously built by Avondale), one T-AGS 45, 15 LCACs, four MHCs and three SL 7 conversions.

     With the end of the Cold War, and the pressure of domestic budget constraints, spending for new vessel construction by the U.S. Navy has been substantially reduced, with the rate of new vessel construction reduced to approximately 50% of that in the 1980s. Despite the contraction in U.S. Navy shipbuilding activity, management believes that Avondale's versatility has been a significant factor in its successful efforts to restore its backlog, which efforts have also been bolstered by Avondale's experience in building vessels comparable to those currently in demand.

     U.S. Military. Included in the current firm backlog for the military are contracts to construct four Sealift ships at an original contract price of $880 million. The Sealift ships, which are designed to assist in the rapid transportation and deployment of military personnel, equipment and supplies, are comparable to other vessels, such as auxiliary and amphibious support ships, that have been previously constructed by Avondale for the military. In addition, the Company has been awarded options to construct two additional Sealift vessels for an additional $485 million in the aggregate (including contract escalation), which options have not yet been exercised by the U.S. Navy. The first Sealift ship is scheduled for delivery in 1998 with the final ship (assuming exercise by the U.S. Navy of the remaining Sealift options) scheduled for delivery in 2001.

     The award of the Sealift contract was one of a series of significant military contract awards received by the Company since the beginning of 1993. In 1993, the Company was awarded a $232.5 million contract for the construction of the Icebreaker for the U.S. Coast Guard (scheduled for delivery in 1998) and a contract to build one LSD-CV for the U.S. Navy at a contract price of $257.5 million. The 1994 LSD-CV award brought the total number of LSD-CV contracts awarded to the Company to four, with two of the vessels having been delivered to date, and the final two vessels scheduled for delivery in 1996 and 1998, respectively. See "Glossary of Selected Industry Terms" and "--Shipbuilding-- Vessel Deliveries and Backlog."

     In early 1994 Avondale was one of five U.S. shipyards awarded a contract to undertake a preliminary design study on the U.S. Navy's LPD-17 (formerly LX) ship. The U.S. Navy has stated its expectation that the LPD-17 vessels will be a mainstay of the U.S. Navy over the next two decades, replacing a number of vessels nearing the end of their useful lives. In November 1995, Congress appropriated $974.0 million for the construction of the first of an anticipated 12 vessels under the LPD-17 program. The LPD-17, which the U.S. Navy has announced will be the next significant class of amphibious vessels, will be outfitted with sophisticated command and control systems, as well as ship-based weapon systems. The Company believes that the U.S. Navy will award a contract for the first LPD-17, together with options for two additional vessels, in mid-1996.

     In connection with its pursuit of the LPD-17 contract, Avondale has announced an alliance with Bath Iron Works Corporation ("Bath") (recently acquired by General Dynamics Corporation) and Hughes Aircraft Company ("Hughes Aircraft"), a subsidiary of Hughes Electronics Corporation. Under the alliance, which Avondale expects to finalize prior to submission of the LPD-17 contract bid, Avondale would be the lead contractor, and the LPD-17 vessels would be constructed in both the Avondale and Bath shipyards, with Hughes Aircraft being responsible for integration of the ships' electronic and weapons systems. More recently, Ingalls Shipbuilding, a subsidiary of Litton Industries, announced that it had formed an alliance with Tenneco's Newport News Shipbuilding, National Steel and Shipbuilding Company and Lockheed Martin Government Electronic Systems to pursue the same contract. Avondale believes that the formation of its alliance with Bath and Hughes Aircraft, coupled with the Company's low cost structure and proven experience in building vessels comparable to the LPD-17, such as the LSD-CVs, will enhance the viability and competitiveness of the Company's bid for the LPD-17 contracts.

     If Avondale is the successful bidder for the first LPD-17 contract, in order to satisfy the terms of the contract, it will be required to make a significant capital investment, including, among others, the enhancement of its computer-aided design capabilities and installation of sophisticated computer-based data systems, which are necessary for completing the LPD-17.

     Although funds for the construction of the first LPD-17 vessel have been appropriated as part of the overall Department of Defense appropriations for 1996, the President vetoed the companion defense authorization bill. The veto of the defense authorization bill has created some uncertainty as to the obligation of the Department of Defense to spend appropriated funds, but it is the Company's belief, based on public statements made by Department of Defense representatives, that the veto will not have a negative impact on the shipbuilding programs of the U.S. Navy, including the LPD-17.

     In addition to the LPD-17, there are several other anticipated U.S. Navy programs that may offer shipbuilding opportunities to Avondale, including the possible construction of two additional Sealift vessels, a class of prepositioning vessels for the U.S. Marine Corps, up to 14 ADC(X) vessels, and the SC-21, which represents the next generation of surface combatant vessels.

     Reemergence of Commercial Shipbuilding. The termination of the U.S. construction-differential subsidy program in 1981 significantly curtailed the ability of U.S. shipyards to compete successfully for international commercial shipbuilding contracts with foreign shipyards, many of which are heavily subsidized by their governments. Most of the commercial ships built in the United States since 1981 have been constructed primarily due to the Jones Act requirement that all vessels transporting products between U.S. ports be constructed by U.S. shipyards. However, two recent legislative initiatives have significantly enhanced U.S. commercial shipbuilding opportunities.

     The Oil Pollution Act of 1990, which requires the phased-in transition of single-hulled tankers and product carriers to double-hulled vessels beginning January 1, 1995, has created a demand (that is expected to continue through the remainder of the decade) for the retro-fitting of existing tankers and the construction of new double-hulled tankers, as oil and energy companies and other ship operators upgrade their fleets to comply with the law. Industry analysts believe that other countries may pass laws comparable to the Oil Pollution Act of 1990, which would further increase worldwide demand for double-hulled product carriers.

     In late 1993, Congress amended the loan guarantee program under Title XI of the Merchant Marine Act, 1936, to permit the U.S. government to guarantee loan obligations of foreign vessel owners for foreign-flagged vessels that are built in U.S. shipyards. Title XI authorizes MARAD to guarantee debt with a term of up to 25 years in an amount up to 87.5% of the vessel cost, thereby enabling shipowners to obtain construction financing on more favorable terms than those currently offered by other countries having guarantee or subsidy programs for foreign nationals similar to Title XI. These 1993 amendments expanded Title XI in a manner that has attracted foreign owners and created foreign commercial shipbuilding opportunities for U.S. shipyards.

     Management believes these initiatives have assisted Avondale in attracting commercial shipbuilding opportunities during the past year. In May 1995, the Company finalized a $143.9 million contract to construct four double-hulled forebodies for product carriers owned by a U.S. shipping company. These double-hulled product carriers are the first U.S.-flag product carriers built in the United States in eight years. The contract is supported by a Title XI guarantee by MARAD. Construction of the forebodies has already begun and is expected to be completed by mid-1997. Avondale believes its receipt of this contract was further assisted by its prior experience in constructing three double-hulled T-AOs on behalf of the U.S. Navy.

     In November 1995, the Company signed a contract with Maritrans for the construction of up to six (but not less than four) double-hulled product carriers. This contract is subject to Maritrans' ability to qualify for and receive a Title XI MARAD financing guarantee. Assuming receipt of such guarantee, the contract calls for delivery of the vessels by the end of 1998. These U.S.-flag vessels will comply with all requirements of the Oil Pollution Act of 1990 and will engage in transportation of petroleum products between U.S. ports under the Jones Act.

     Recently, bills have been introduced in the U.S. Congress that would eliminate the competitive advantages afforded to U.S. shipyards under the 1993 amendments to the Title XI guarantee program. This legislation would implement a December 1994 trade agreement among the United States, the European Union, Finland, Japan, Korea, Norway and Sweden (which collectively control over 75% of the market share for worldwide vessel construction) negotiated under the auspices of the Organization for Economic Cooperation and Development (the "OECD Agreement"). The OECD Agreement and related accords seek, among other things, to eliminate government subsidies provided to commercial shipbuilders and to adopt a uniform standard of government credit assistance for foreign nationals. Under these multilateral accords, each participating nation agreed not to provide credit assistance to foreign nationals in excess of 80% of the vessel construction price, and to limit the term of any credit assistance to not more than 12 years. In mid-December 1995, a subcommittee of the Ways and Means Committee of the U.S. House of Representatives passed a bill seeking to implement the OECD Agreement. If this bill is enacted by Congress in its current form, the Title XI guarantee program would be modified to be in accord with the uniform credit assistance standards mandated under the OECD Agreement, thereby eliminating the advantages available to U.S. shipyards under the 1993 Title XI amendments.

     Avondale is not able at this time to assess whether legislation implementing the OECD Agreement will be enacted by Congress or the ultimate impact that any such legislation may have. Although the OECD Agreement promotes the goal of eliminating commercial shipbuilding subsidies by signatory nations, there can be no assurance that certain safeguards in the agreement will not be circumvented or will be adequately enforced, or that worldwide commercial shipbuilding opportunities may continue to flow to foreign shipyards located in signatory nations (which may have developed structural competitive advantages as a result of their long histories of subsidization) or may be diverted to non-signatory nations. If the competitive advantages of the current Title XI guarantee program are eliminated and the OECD Agreement fails to achieve its objectives, Avondale's ability to compete for international commercial shipbuilding contracts will remain limited, notwithstanding the increased opportunities that are expected to arise as vessels of the worldwide tanker and product carrier fleet approach the end of their useful lives.

     The OECD Agreement is not expected to immediately diminish commercial opportunities arising under the Oil Pollution Act of 1990 and the Jones Act. Legislative bills seeking to rescind or substantially modify the provisions of the Jones Act mandating the use of U.S.-built ships for coastwise trade are introduced in Congress from time to time, and are expected to be introduced in the future. Although management believes it is unlikely the Jones Act will be rescinded or materially modified in the foreseeable future, there can be no assurance to this effect with respect to the Jones Act or any other law or regulation benefitting U.S. shipbuilders.

     Technological Innovations. To assure that its shipyard remains among the most modern in the world, Avondale regularly reviews and assesses its construction and production process. In this regard, Avondale often consults with other highly successful shipbuilding companies concerning advances in shipbuilding technology. In the early 1980s, the Company was the first U.S. shipyard to successfully implement modular construction techniques that had previously been perfected by Japanese shipbuilders. Management believes these techniques were a major factor in Japan's dominance of the commercial shipbuilding market during the 1970s. Avondale obtained its modular construction capabilities and "know-how" pursuant to an agreement with Ishikawajima-Harima Heavy Industries Co., Ltd. ("IHI"), one of Japan's largest shipbuilders, which worked with Avondale to change its manufacturing processes and to train Avondale's employees. Modular construction afforded Avondale significant production efficiencies in the installation of ship systems, largely due to the greater ease with which such systems could be installed in open modules rather than closed-in hulls. As a result of these efforts, Avondale realized substantial increases in labor productivity.

     The Company has also embarked on a modernization program to enhance its ability to build and deliver vessels at a lower cost. In 1994 the Company entered into a technology sharing agreement with AESA of Spain, regarded as an innovative and successful world-class shipyard. After an on-site review of Avondale's shipyard by AESA, as well as a review by Avondale of current shipbuilding technology in other countries, Avondale invested $20 million in capital improvements designed to increase efficiency by improving production flow. In particular, the Company integrated certain assembly-line techniques with its modular construction processes. To that end, the Company has built a covered facility that houses two production lines dedicated to military vessels and two lines for commercial vessels. Avondale believes that sheltering the production process and separating the unit lines will enhance production efficiencies and lower unit production costs.

     Because the construction of commercial vessels, particularly the product carriers that Avondale has traditionally built, places an emphasis on steel fabrication rather than the complex technological outfitting involved in U.S. naval construction, the assembly-line process implemented by the Company's new production facility should particularly benefit Avondale's efforts to remain an efficient, low-cost commercial shipbuilder. In addition, the Company's recent experience in constructing U.S. naval vessels that are primarily transport vessels, such as the Sealift and the LSD-CV, can be beneficially applied to the construction of large-scale commercial product carriers.

Shipbuilding

     The Company is predominantly engaged in the design, construction, conversion, repair and modernization of various types of military and commercial vessels.

     The main shipyard facility, which is located on a 257-acre site on the Mississippi River near New Orleans, includes multiple building ways, side launching facilities, a 900-foot floating dry dock/launch platform that permits construction of vessels up to 1,000 feet in length, and a 650-foot floating dry dock principally used for ship repair. The main shipyard is equipped to build almost any type of vessel other than nuclear submarines and surface vessels of the largest classes, such as ultra-large crude carriers. Avondale also operates several other facilities in the vicinity of the main shipyard, including its Westwego shipyard, which is used primarily for boat construction and repair, and its Algiers shipyard, which is used primarily for the repair and overhaul of ocean-going vessels.

     The Company has been and continues to be materially dependent on the U.S. Navy's ship construction and conversion programs. The following table sets forth the distribution of marine construction and repair activities during the last five years based on contract billings. As the table indicates, a majority of Avondale's work in the year ended December 31, 1995 was comprised of new military construction. Commercial new construction increased in 1995, principally due to the construction of the four forebodies for American Heavylift Shipping Company and the construction of the river hopper barges discussed in "--Other Operations--Boat Division."

              Distribution of Marine Construction and Repair Work

                                                   Years Ended December 31,
                                                   ----------------------------
                                                   1991  1992  1993  1994  1995
                                                   ----  ----  ----  ----  ----
U.S. MILITARY:
  New construction................................  72%   87%   88%   81%   80%
  Repair, overhaul and conversion.................  13%    6%    2%
COMMERCIAL:
  New construction................................  10%    2%    6%   11%   16%
  Repair, overhaul and conversion.................   5%    5%    4%    8%    4%
                                                   ---   ---   ---   ---   ---
TOTAL:                                             100%  100%  100%  100%  100%
                                                   ===   ===   ===   ===   ===

The percentage of new construction for the U.S. Navy in 1995 was virtually unchanged for 1994. Commercial repair, overhaul and conversion decreased in 1995 as compared to 1994 as the Company's work on several contracts with a private contractor for the repair of Sealift ships approached completion. See "--Other Operations--Repair Operations."

     Government Contracting. Avondale's principal U.S. government business is currently being performed under fixed-price and fixed-price incentive contracts. Under fixed-price contracts, the contractor retains all cost savings on completed contracts but is also liable for the full amount of all cost overruns for which it is responsible. Fixed-price incentive contracts, on the other hand, provide for sharing between the government and the contractor of cost savings and cost overruns based primarily on a specified formula that compares the contract target cost with actual cost. In addition, such fixed-price incentive contracts generally provide for payment of escalation of costs based on published indices relating to the shipbuilding industry. Although all cost savings are shared under fixed-price incentive contracts, cost overruns in excess of a specified amount must be borne entirely by the contractor. Recent contract awards for the Sealift vessels, the fourth LSD-CV and the Icebreaker are each fixed-price incentive contracts.

     All contracts for the construction and conversion of U.S. Navy vessels are subject to competitive bidding. As a safeguard to anti-competitive bidding practices, the U.S. Navy has recently employed the concept of "cost realism," which requires that each bidder submit information on pricing, estimated costs of completion and anticipated profit margins. The U.S. Navy uses this and other data to determine an estimated cost for each bidder. The U.S. Navy then re-evaluates the bids by using the higher of the bidder's and the U.S. Navy's cost estimates.

     Under government regulations, certain costs, including certain financing costs, portions of research and development costs and certain marketing expenses, are not allowable costs under fixed-price incentive contracts. The government also regulates the methods by which overhead costs are allocated to government contracts.

     U.S. government contracts are subject to termination by the government either for its convenience or upon default by the contractor. If the termination is for the government's convenience, contracts provide for payment upon termination for items delivered to and accepted by the government, payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit. However, if a contract termination results from the contractor's default, the contractor is paid such amount as may be agreed upon for completed and partially completed products and services accepted by the government. The government is not liable for the contractor's costs with respect to unaccepted items and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contract. In addition, the contractor may be liable for excess costs incurred by the government in procuring undelivered items from another source.

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

     Because its U.S. Navy contracts require the Company to have access to classified information, Avondale must maintain a security clearance for its facility. Among other things, facilities with such clearances must restrict the access of non-U.S. citizens to classified information. If in the future the percentage of foreign ownership of the Company's Common Stock is increased to a level that could result in foreign dominance or control of its activities, the Company would be required to implement additional measures to insure that classified material would not be compromised or risk the loss of its security clearance.

     Due to the complexity of government contracts and applicable regulations, contract disputes with the government may occur in the ordinary course of the Company's business. Based upon management's analysis of each such dispute and advice of counsel, the Company records, if appropriate, an estimate of the amount recoverable upon resolution of such disputes. There are currently no such amounts recorded. Although management believes its estimates are based upon a reasonable analysis of such disputes, no assurance can be given that its estimates will be accurate, and variances between such estimates and actual results can be material. The Company believes that adequate provision has been made in its financial statements for this and other normal uncertainties incident to its government business.

     There is significant oversight of defense contractors to prevent waste in the defense procurement process. Areas of contract dispute are reviewed by the government for evidence of criminal misconduct such as mischarging, product substitution and false certification of pricing and other data. In the event the government alleges a violation of its procurement regulations, it may seek compensatory, treble or punitive damages in substantial amounts and indictments, fines, penalties and forfeitures. In addition, the government has the right to suspend or debar a contractor from government contracting for significant violations of government procurement regulations. Avondale has never been subject to suspension or debarment.

     Vessel Deliveries and Backlog. At December 31, 1995, the Company had a firm backlog of shipbuilding contracts of approximately $1.4 billion (exclusive of unexercised options aggregating $485.0 million held by the U.S. Navy for additional ship orders (including contract escalation) and a commercial contract subject to financing), compared with backlogs of $1.4 billion at December 31, 1994 and $1.3 billion at December 31, 1993. The backlog at December 31, 1995 included $40.0 million to complete the one remaining T-AO out of the seven awarded in the initial contract; $140.0 million to complete two of the four LSD-CV vessels that were awarded (two of which were delivered in 1995); $240.0 million related to the Icebreaker under a contract awarded in 1993; and $880.0 million related to four Sealift ships, under contracts awarded in 1993, 1994 and 1995. Also included in the firm backlog at December 31, 1995 was $35.0 million to complete three MHCs out of the four contracted for by the U.S. Navy. The first MHC has already been delivered. Currently two of the MHCs are scheduled for delivery in 1996 and one in 1997. In addition, Avondale has recently signed two commercial shipbuilding contracts, one of which is subject to the shipping company's ability to qualify for and receive a Title XI MARAD financing guarantee.

     All major U.S. Navy contracts in the backlog, except for the contract to construct three LSD-CVs and the last three T-AOs, contain cost escalation clauses that are intended to compensate the Company for increases in wage rates and material costs based on industry indices. The contract to construct the three LSD-CVs and the last three T-AOs, as originally awarded, contained a cost escalation clause, but as part of the contract modifications the contracts were converted to fixed-price contracts.

     Vessel deliveries in 1994 and 1995 included three T-AOs, two LSD-CVs, one MHC and three gaming vessels. The Company plans to continue to actively pursue other government construction and conversion opportunities, as well as commercial opportunities, when they become available.

     The Company also has been actively pursuing commercial shipbuilding opportunities, although international commercial shipbuilding opportunities remain limited because shipbuilders in foreign countries are often subsidized by their governments, which allows them to sell their ships for prices below their construction costs. Domestic shipbuilding opportunities that are not affected by foreign subsidies offer better possibilities for the Company. See "--Overview--Reemergence of Commercial Shipbuilding."

     In connection with the bids and proposals that the Company has submitted or plans to submit to various commercial and government customers, no assurance can be given that the Company will be the successful bidder or that the vessels bid on will actually be built.

Other Operations

     Overview. Although the Company has from time to time, on a limited basis, pursued opportunities to diversify its business, management strongly believes that the Company's resources are most profitably employed in marine construction. As noted in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in order to focus on its core shipbuilding business and improve liquidity, the Company sold or discontinued certain of its non-core operations. The Company will continue to evaluate suitable diversification opportunities, principally those that would not detract from Avondale's core business and that would utilize the Company's existing facilities. Among possible diversification opportunities are: (i) the construction of large industrial facilities utilizing modular shipbuilding expertise and project management experience; (ii) the repair and overhaul of

U.S. Navy and commercial vessels; (iii) the construction of semi-submersible rigs, tension-leg platforms or similar structures used in the offshore oil and gas industry (which the Company has constructed from time to time in the past);
(iv) steel fabrication and other operations.

     Modular Construction. The Company has been able to apply its modular construction methods to a variety of non-marine industrial fabrication projects, including a sulphur recovery plant that was shipped to Saudi Arabia for on-site assembly and installation, two cryogenic gas separation systems, two waste disposal units, six turbine compressors and turbine generators, six condenser modules for inclusion in a nuclear power plant, and two sled and receiver modules for sub-sea pipeline connections. The Company has also fabricated steel bridges and a hydroelectric power plant that was floated up the Mississippi River and installed in Vidalia, Louisiana in 1990. In January 1992, the Company delivered to the City of New York an 800-bed floating detention facility that is 625 feet long, 125 feet wide, and five stories high.

     Avondale's modular construction division has not engaged in any significant projects since the floating detention center was delivered in the early 1990s. Although at present there is a minimal level of production activity in this division, Avondale will continue to pursue non-shipbuilding marine and industrial-commercial projects suitable for modular construction as attractive opportunities arise.

     Small Vessel Construction. The Company pursues available opportunities for the construction of special purpose vessels, and relatively small, special purpose military vessels, commercial fishing boats, dredges, barges, and ferries.

     Boat Division. The Company has a facility equipped for boat construction at its Westwego, Louisiana shipyard that is capable of building vessels up to 450 feet in length. In 1994, the Boat Division delivered two gaming vessels which are 266 and 210 feet in length, and in mid-1995 the division delivered a third gaming vessel which is 350 feet in length. The Boat Division has also recently signed a $26 million contract to construct river hopper barges for Ingram Ohio Barge Company. The Boat Division is actively pursuing other projects, involving the construction of additional gaming boats as well as passenger vessels and ferries, towboats and other vessels. The Boat Division's backlog at December
31, 1995, 1994 and 1993 was approximately $18.8 million, $18.3 million and $13.0 million, respectively.

     Steel Operations. Through its Steel Sales operation, Avondale sells steel plate and structural steel to the marine and industrial markets in the Gulf Coast region of the United States. Net sales to other Avondale divisions are not significant. Sales to unrelated parties for the years ended December 31, 1995, 1994 and 1993 were approximately $28.2 million, $22.4 million and $19.0 million, respectively.

     Repair Operations. At its main shipyard and the Algiers shipyard, Avondale engages in the repair, overhaul and conversion of ocean-going vessels. With the 900 and 650 foot drydocks located at the Company's main shipyard, the Company is capable of offering a complete range of vessel repairs and overhaul services. The Algiers shipyard is operated under a long-term lease and is designed primarily for the topside repair and overhaul of large ocean-going vessels. Although historically Avondale has engaged in the repair and overhaul of U.S. Navy vessels, these opportunities have been curtailed by the U.S. Navy's current policy of requiring such work to be conducted at or near the vessels' home ports.

Competition

     The shipbuilding industry is divided into two distinct markets, U.S. government contracts, which is dominated by contracts for the U.S. Navy, and domestic and international shipbuilding contracts for commercial customers. The reduced level of shipbuilding activity by the U.S. government during the past decade has significantly intensified competition. With respect to the market for U.S. military contracts, there are principally five private U.S. shipyards, including Avondale, that compete for contracts to construct or convert surface vessels. Three of these companies are subsidiaries of much larger corporations that have substantially greater resources than Avondale.

     With respect to commercial vessels that must be constructed by a U.S. shipyard under the Jones Act, there are approximately 20 private U.S. shipyards that can accommodate the construction of vessels up to 400 feet in length, ten of which Avondale considers to be its direct competitors for commercial contracts. Because of the current overcapacity at U.S. shipyards, the current small volume of commercial work available, and the fact that most contracts are awarded on the basis of competitive bidding, price competition is particularly intense. With respect to the international commercial shipbuilding market, Avondale competes with numerous shipyards in several countries, many of which are heavily subsidized by their governments. See "--Overview--Reemergence of Commercial Shipbuilding."

     Substantially all military and commercial contracts awarded to U.S. shipyards are competitively bid. The Company has been successful recently in securing competitively bid contracts in large part because the Company submitted the most cost-effective bids for the available contracts. The Company believes that it will continue to be competitive in bidding for selected U.S. Navy and commercial shipbuilding contracts in the future. However, no assurance can be given that the Company will be the successful bidder on any future contracts or that, if successful, it will realize profits on such contracts.

Marketing

     The Company's marketing effort is decentralized and conducted separately by each division. Generally, the Company and its competitors are all aware of the shipbuilding, repair and conversion plans of the U.S. Navy and most prospective commercial customers, and are invited to bid on all major projects.

     The Company's boatbuilding and repair operations are marketed by the sales and business development personnel of the appropriate divisions primarily through direct, personal sales calls. The services of the Steel Sales operation are marketed through industry advertising, personal sales calls and prior business relationships.

Materials and Supplies

     The principal materials used by Avondale in its shipbuilding, conversion and repair business are standard steel shapes, steel plate and paint. Other materials used in large quantities include aluminum, copper-nickel and steel pipe, electrical cable and fittings. The Company also purchases component parts such as propulsion systems, boilers, generators and other equipment. All of these materials and parts are currently available in adequate supply from domestic and foreign sources. Generally, for all its long-term contracts, the Company obtains price quotations for its materials requirements from multiple suppliers to ensure competitive pricing. In addition, through the cost escalation provisions contained in its U.S. military contracts, the Company is protected from increases in its materials costs to the extent that the increases in the Company's costs are in line with industry indices.

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

Insurance

     The Company maintains insurance against property damage caused by fire, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's premises and properties. The Company also maintains general liability insurance in amounts it deems appropriate for its business. The Company is self-insured for workers' compensation liability and employees' health insurance except for losses in excess of $1.0 million per occurrence, for which the Company maintains insurance in amounts it deems appropriate.

Environmental and Safety Matters

     General. Avondale is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Stringent fines and penalties may be imposed for non-compliance with these laws and regulations, and certain environmental laws impose joint and several "strict liability" for remediation of spills and releases of oil and hazardous substances rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which are or were in compliance with all applicable laws at the time such acts were performed. The Company is covered under its various insurance policies for some, but not all, potential environmental liabilities. See Note 10 of the Notes to Consolidated Financial Statements.

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

Employees

     Since September 1985, when all of its outstanding Common Stock was purchased by the ESOP from Ogden Corporation, Avondale has been owned principally by its current and former employees. At December 31, 1995, Avondale had approximately 5,300 employees, many of whom have been employed by the Company for many years.

     None of Avondale's employees are currently covered by any collective bargaining agreement. However, on June 23, 1993 an election was conducted to determine whether certain of the New Orleans area employees desired to have union representation. A total of 3,914 workers cast votes, of which approximately 850 votes were challenged by the NLRB and union organizers on a variety of grounds. Although the union did receive a majority of the unchallenged ballots, challenged ballots (which remain under seal) in numbers sufficient to determine the outcome of the election remain uncounted awaiting the NLRB's decision. The Company has filed objections with the NLRB seeking to have the election set aside. The NLRB is currently reviewing the challenged votes and evaluating the Company's objections to the election. The hearing officer assigned to the case has recommended to the NLRB that certain of the disputed votes be counted and that the Company's objections be rejected. If the NLRB upholds the election and certifies the union, and that decision is not overturned by subsequent judicial proceedings, the Company would be required under federal labor laws to bargain in good faith with the union on matters such as wages, hours and other working conditions. Even though Avondale will only agree to bargaining demands that can be economically justified, union certification may result in an increased risk that the union will engage in potentially disruptive activities such as strikes or picketing, or that the Company may incur higher labor and operating costs.

     The union has also filed numerous unfair labor practice charges with the NLRB alleging that Avondale has committed a variety of violations of the National Labor Relations Act principally involving claims that employees were wrongfully disciplined or discharged. Although the Company disputes these claims and is waging a vigorous defense, if there is a finding against the Company, depending on the facts of each case, the employee would be entitled to back pay from the time of his or her claim until the resolution of the case. However, even if there is a finding in favor of some of the claimants with respect to one or more of the unfair labor practice claims, management believes that any judgment would not have a material impact on Avondale's financial condition, results of operations or cash flows.


                      Glossary of Selected Industry Terms

 ADC(X) A class of auxiliary vessels designed to deliver a steady supply of fuel, ammunition and stores to the U.S. Navy fleet. It is currently envisioned that these vessels will have "Refuel at Sea" capabilities similar to the T-AOs currently under construction at Avondale.

 AO An auxiliary oil tanker constructed for the U.S. Navy and crewed by U.S. Navy personnel. Avondale has built five AOs.

 AOJ An AO which has been "jumboized" i.e., lengthened by the Company by inserting a 108 foot midbody. Avondale has converted five AOJs.

 Icebreaker WAGB-20 Polar Icebreaker, which has been ordered by the U.S. Coast
            Guard for its polar operations.

 Jones Act  Merchant Marine Act of 1920, as amended.

 LASH "Lighter aboard ship," a LASH vessel carries its cargo in pre-loaded barges (lighters). The Company constructed 21 such vessels in the late 1960s and early 1970s for five commercial customers.

 LCAC "Landing craft air cushion," a surface effect vessel that was constructed at the Company's Gulfport facility. Avondale has built
            15 LCACs.

 LPD-17     The next class of amphibious assault ship proposed by the U.S.
            Navy.

 LSD "Landing ship dock," designed to carry troops, materials and up to four LCACs. Avondale has built five LSDs.

 LSD-CV An LSD with a "cargo variant" design allowing for carrying of more cargo and only 2 LCACs. Avondale has built four LSD-CVs.

 MARAD      United States Maritime Administration, Department of
            Transportation.

 MHC        MHC-51 class fiberglass coastal minehunter. Avondale has built four
            MHCs.

 REAs Requests for Equitable Adjustments submitted by a government contractor to the U.S. government, as explained further under the heading "Risk Factors."

 SC-21 "Surface Combatant 21st Century," the next generation of surface combatant to be built for the U.S. Navy. As currently conceived, this vessel would most closely resemble the Aegis class destroyer.

 SL 7 A "Roll on Roll off" vessel operated by a private company for the Military Sealift Command. Avondale has converted three SL 7s.

 Sealift As used herein, TAKR 300 Class Sealift vessels are transport vessels built for the U.S. Navy. Avondale has contracts to build four Sealift vessels with options to build an additional two vessels.

 T-AGS 45 An oceanographic research vessel constructed by Avondale and delivered to the U.S. Navy in May 1993.

 T-AO Same as an "AO" but operated by the military sealift command and crewed by a civilian crew. Avondale has built sixteen T-AOs.


Item 2.   Properties

     The Company's corporate headquarters and main shipyard are located on the west bank of the Mississippi River at Avondale, Louisiana, approximately 15 miles from downtown New Orleans. That facility includes approximately 226 acres of Company-owned land with 174 buildings enclosing approximately 2.0 million square feet of space, approximately 31 acres of leased land, a 900-foot floating dry dock/launch platform that permits construction, conversion or repair of vessels up to approximately 1,000 feet in length, and a 650-foot floating dry dock principally used for ship repair and multiple building ways and side launching facilities. The main shipyard includes approximately 6,500 feet of wharves, 1,200 feet of launch ways and 2,900 feet of unimproved waterfront along the Mississippi River. The Company's shipyard facilities have the capacity to build virtually any type of vessel other than submarines and surface vessels of the largest classes, such as ultra-large crude carriers.

     The Company's 900-foot floating drydock was constructed in 1975 and financed pursuant to Title XI of the Merchant Marine Act, 1936, as amended. The 900 foot drydock is currently subject to a Title XI mortgage of approximately $3.9 million. As discussed further in Note 4 of the Notes to the Consolidated Financial Statements, these mortgage bonds were refinanced in February 1995.

     The Company's 650-foot floating drydock and support facilities were constructed in 1982 and financed with $36.25 million of industrial revenue bonds (see Note 4 of the Notes to the Consolidated Financial Statements). As part of its program to significantly improve its efficiency, in 1995 the Company completed an approximate $20 million capital expenditure program, financed principally through $17.8 million of bonds issued in February 1995 utilizing a Title XI guarantee (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and
Note 4 to the Notes to the Consolidated Financial Statements). The modernization program includes construction of a covered facility, which should provide productivity gains by eliminating weather-related problems, and adoption of a more automated process for building the various modules which are assembled into a completed vessel.

     As part of its program to significantly improve its efficiency, in 1995 the Company completed an approximate $20 million capital expenditure program, financed principally through $17.8 million of bonds issued in February 1995 utilizing a Title XI guarantee (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 4 of the Notes to Consolidated Financial Statements). The modernization program includes construction of a covered facility, which should provide productivity gains by eliminating weather-related problems, and adoption of a more automated process for building the various modules which are assembled into a completed vessel.

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

     The Company also operates several other facilities in the vicinity of the main shipyard. The Westwego Yard is located five miles down-river from the main shipyard on 16.6 acres of leased land and includes facilities for the construction or repair of boats and vessels up to 450 feet in length. The Algiers Yard is located 19 miles down-river from the main shipyard on 22 acres of leased land and includes construction facilities used predominantly for the repair and overhaul of large ocean-going vessels. The Steel Sales operation is located on 4.4 acres of property leased on a month-to-month basis in Harvey, Louisiana, where a steel warehouse is located. The location has direct access to the Mississippi River via the Harvey Canal. The Modular Construction operation, located in an approximately 70,000 square foot facility on a 58 acre Company-owned site a few miles up-river from the main shipyard, consists of a complete machine shop with steel fabricating facilities.

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

     The Avondale Enterprises, Inc. ("AEI") facility is located on a Company-owned 121.5 acre site four miles north northeast of Gulfport, Mississippi on the same industrial seaway as AGM. The facility includes a 263,447 square foot manufacturing facility and a 6,300 square foot administration building. This facility was acquired in 1989 for construction of the MHCs. AEI has pledged a portion of the facility to secure a $3 million loan it entered into in 1991 to finance a portion of its 1989 acquisition debt. Upon the transfer of the final MHC hull to the main shipyard in December 1994, this facility became idle. The Company is currently utilizing a portion of the facility for the construction of barge covers as part of the river hopper barge construction contract discussed at "Business - Other Operations - Boat Division."

      The main facility operated by the Genco Industries Group ("Genco") is located on a Company-owned 8.7 acre site 20 miles southeast of Beaumont, Texas. The facility includes five buildings utilized for manufacturing and administration comprising approximately 66,800 square feet. Genco has a smaller facility that is located on a Company-owned 3.2 acre site approximately 80 miles northwest of Beaumont. This facility consists of three manufacturing-administration buildings totaling approximately 26,500 square feet. Genco's facilities became idle in 1994 after completion of their contracts. The Company currently has these facilities listed for sale and is exploring alternative uses.

     Except as otherwise noted above, the above-described facility leases are for various terms extending through at least 1999, including renewal options.

     The Company believes that its core marine construction and repair facilities provide it with sufficient capacity to handle any business it reasonable expects to obtain in the foreseeable future. In general, the Company's productive capacity is limited less by physical facilities than by the number of employees the Company can effectively supervise. Management believes that the Company would be operating at full capacity with approximately 10,000 employees. The Company's core business currently operates with more than 5,200 employees.


Item 3.   Legal Proceedings

     Environmental Proceedings. Various governmental and private parties have from time to time alleged that the Company is a potentially responsible party with respect to certain hazardous waste sites, including, among other things, the site listed below.

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

     To date, the Company and certain of the other PRPs for the site have funded the site's remediation under a preliminary cost-sharing agreement. As of December 31, 1995 clean-up costs totalled $17 million, of which the Company has contributed $3.6 million. Additional work scheduled for the site includes completion of studies in 1996, and if required by the results of these studies, subsequent remediation. Following completion of any such required additional remediation, it will be necessary to obtain Environmental Protection Agency approval to close the site, which consent may require subsequent post-closure activities such as groundwater monitoring and site maintenance for many years. The Company is not able to estimate the final costs for any such additional remedial work or post-closure costs that may be required; however, the Company believes that its proportionate share of expenditures for any additional work will not have a material adverse effect on the Company's financial statements. In addition, the Company believes that its proportionate responsibility for the clean-up costs will not be materially changed.

     Since July 1986, a number of "toxic tort" suits have been filed against the Company and numerous other defendants alleging claims for personal injury, property damage, and "fear of cancer" in connection with the reclamation site discussed above. The plaintiffs also sought substantial punitive damages. These cases were consolidated and certified as a class action. In 1995, the Judge for the Federal District Court for the Western District of Louisiana issued a ruling from the bench approving the Company's settlement of the class action lawsuit. Based on the advice of its counsel, the Company believes that a written order confirming its earlier bench ruling will be issued by the Federal District Court in the near future. Under the terms of the court approved settlement, which is subject to appeal following the issuance of the final written order, the Company paid $4.0 million cash into a settlement fund in the third quarter of 1995, using cash from operations, and issued a $2.0 million unsecured note to the plaintiff class. The note bears interest at 8% per annum and is due on January 28,1997. The Company had previously recorded an accrual sufficient to provide for the $6.0 million settlement and has sufficient liquidity to fund the note. The Company could also be responsible for payment to the plaintiffs of up to an additional $6.0 million (plus interest at 8% per annum) if the plaintiffs are unsuccessful in collecting certain claims under Avondale's insurance policies that have been assigned to the plaintiff class under the settlement agreement. With respect to the potential contingent liability of the Company to pay additional sums under the settlement agreement, management believes that the eventual resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

     Furthermore, the Company has initiated litigation against its insurer for a declaration of coverage of the liability, if any, that may arise in connection with the remediation of the site referred to above. The court has ruled that the insurer has the duty to defend the Company, but has not yet ruled on whether the carrier has a duty to indemnify the Company if any liability is ultimately assessed against it. After consultation with counsel, the Company is unable to predict the eventual outcome of this litigation or the degree to which such potential liability would be indemnified by its insurance carrier.

     In addition to the above, the Company is also named as a defendant in other lawsuits and proceedings arising in the ordinary course of business, some of which involve substantial claims.

     The Company has established accruals as appropriate for certain of the matters discussed above. While the ultimate outcome of lawsuits and proceedings against the Company cannot be predicted with certainty, management believes, based on current facts and circumstances and after review with counsel, that, the eventual resolution of these matters is not expected to have a material adverse effect on the Company's financial statements.


Item 4.   Submission of Matters to a Vote of Security Holders.

     The Company did not submit any matters to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 1995.



				    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock has traded on The Nasdaq Stock Market ("NASDAQ") under the symbol AVDL. The following table sets forth the range of high and low per share sales prices, as reported by NASDAQ, for the periods indicated.


	                       High       Low
        		       ----	  ---
	 1994
         ----
         First Quarter        $  8 1/2    $  6 5/8
         Second Quarter       $  8 1/2    $  6 1/4
         Third Quarter        $  8 1/4    $  6 1/8
         Fourth Quarter       $  8        $  6 5/8


         1995
         ----
         First Quarter        $  8 1/8    $  7 1/8
         Second Quarter       $  9 1/4    $  7
         Third Quarter        $ 15 7/8    $  8 1/8
         Fourth Quarter       $ 16 3/8    $ 12 3/4


     At December 31, 1995, there were 719 holders of record of the Company's Common Stock.

     The Company does not currently pay dividends on its Common Stock and no dividends were paid on the Company's Common Stock during the two years ended December 31, 1995. As discussed in Note 4 of the Notes to Consolidated Financial Statements, the terms of the Company's revolving credit agreement limit or restrict, without bank approval, the payment of cash dividends.

Item 6.   Selected Consolidated Financial Data.

                            SELECTED FINANCIAL DATA

     The following table contains selected consolidated financial data for the Company and its subsidiaries for each of the fiscal years in the five-year period ended December 31, 1995. The data for each of the fiscal years in the five-year period ended December 31, 1995 are derived from the consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements as of December 31, 1994 and 1995, and for each of the years in the three-year period ended December 31, 1995, and the report of Deloitte & Touche LLP thereon, have been included in this Form 10-K.

                                       Years Ended December 31,
                          ------------------------------------------------------
                                (In thousands, except per share data)
                            1991      1992      1993(2)     1994(2)    1995(2)
                          --------  --------  ----------  ----------  ----------
INCOME STATEMENT
 DATA:(1)
Continuing operations:
 Net sales..............  $768,887  $576,384  $  456,724  $  475,810  $  576,308
 Gross profit (loss)....   (30,090)   37,796      33,180      47,485      58,671
 Income (loss) from
  operations............  (119,842)    7,281       3,400      16,949      26,548
 Net ESOP
  contribution(5).......    24,000     8,141          --          --          --
 Income (loss) from
  continuing operations.  (139,173)  (11,321)     (5,233)     13,075      28,180
Income (loss) from
 discontinued
 operations.............    (1,705)      104      (3,561)     (4,552)         --
Net income
 (loss)(3)(4)(6)........  (140,878)  (11,217)     (8,794)      8,523      28,180
Income (loss) per share
 of Common Stock:
 Continuing operations..     (9.64)    (0.78)      (0.36)       0.90        1.95
 Discontinued
  operations............     (0.12)       --       (0.25)      (0.31)         --
 Total..................     (9.76)    (0.78)      (0.61)       0.59        1.95
Cash dividends per share
 of Common Stock(7).....        --        --          --          --          --
BALANCE SHEET DATA:
Current assets..........  $199,815  $177,075  $  151,597  $  127,936  $  173,593
Current liabilities.....   127,522   113,917     127,032      93,100      92,605
Total assets............   383,670   346,196     302,139     273,503     316,727
Long-term debt..........   110,009    90,469      43,848      45,875      60,593
Total liabilities.......   257,528   223,047     187,784     150,625     165,669
Shareholders' equity....   126,142   123,149     114,355     122,878     151,058
OTHER FINANCIAL DATA:
EBITDA(8)...............  $(49,395) $ 19,599  $   15,210  $   28,501  $   36,367
OPERATIONAL DATA:
Firm backlog............  $921,400  $678,000  $1,268,000  $1,424,000  $1,413,000

--------

(1) Income statement data for years 1991 through 1993 have been restated to present Avondale's service contracting subsidiary as discontinued operations (see Note 5 of the Notes to Consolidated Financial Statements).

(2) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements relating to, among other things, (i) proceeds received by the Company from the settlements of REAs in December 1993 and December 1995 and (ii) the impact of revisions of estimated profits on several previously completed shipbuilding contracts in 1994.

(3) During 1991, the Company revised its estimated costs to complete certain contracts which had the effect of decreasing net income by approximately $69.0 million, or $4.78 per share.

(4) During 1991, the Company revised its estimate of the continuing value and future benefits of goodwill. Accordingly, the Company reduced the carrying value of goodwill which had the effect of decreasing net income for 1991 by $57.6 million, or $3.99 per share.

(5) The amounts reflected as Net ESOP contributions for 1991 and 1992 reflect contributions made by the Company to the ESOP, all of which were returned to the Company as repayments of indebtedness owed by the ESOP to the Company incurred in connection with the purchase by the ESOP of the Common Stock of the Company in 1985. Although these contributions were charged against income, they had no net effect on Shareholders' equity.

(6) Net income for the year ended December 31, 1995 includes a deferred income tax benefit of $13.0 million ($.90 per share) attributable to certain net operating loss carryforwards available to offset estimated future taxable earnings.

(7) The Company does not currently pay cash dividends on its Common Stock.

(8) As used herein, EBITDA is income (loss) from operations plus depreciation and amortization. EBITDA is frequently used by securities analysts and is presented here to provide additional information about the Company's operations. EBITDA should not be considered as an alternative to net income as a measure of the Company's operating performance or as an alternative to cash flows as a better measure of the Company's liquidity. For 1991, EBITDA does not include a $57.6 million write-down of goodwill.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with Avondale Industries, Inc.'s (the "Company" or "Avondale") Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

Overview

     The Company's results of operations improved substantially during fiscal 1995 compared to the prior year. Net sales were 21% above the level recorded in 1994 while income from continuing operations before income taxes increased 78% from the amount reported for fiscal year 1994. Further, 1995 net income more than tripled that of 1994.

     The Company's firm backlog at December 31, 1995 was approximately $1.4 billion exclusive of unexercised options aggregating $485 million held by the U.S. Navy for additional ship orders (including contract escalation) and a commercial contract subject to financing. Firm backlog includes several contracts awarded in 1995 with the most significant occurring in December 1995, when the U.S. Navy exercised a previously awarded option to construct an additional Sealift ship for approximately $206 million (or more than $235 million after considering certain additional components and cost escalation). The exercise of this option represents the fourth ship which the Company has been awarded in the Sealift program. The U.S. Navy holds options for two additional Sealift ships that are exercisable over the next two years.

     Other 1995 contract awards include a $143.9 million contract finalized in May 1995 to construct four double-hulled forebodies for product carriers and a $25.9 million contract to construct a series of river hopper barges. Construction of the forebodies has begun and is expected to be completed by mid-1997. In 1995 the Company also signed a contract with a U.S. shipping company for the construction of up to six (but not less than four) double-hulled product carriers. This contract is subject to the shipping company's ability to qualify for and receive a Title XI MARAD financing guarantee. Assuming receipt of such guarantee, the contract calls for delivery of the vessels by the end of 1998.

     The Company previously disclosed that it had filed a REA with the U.S. Navy related to the four MHCs currently under contract with the Company (the "Minehunter REA"). On December 29, 1995 the Company announced that it settled the Minehunter REA for an amount that was consistent with the previously recorded estimate of the amount recoverable under the Minehunter REA. The settlement should enable the Company to complete the MHC program on a break-even basis through the remainder of contract performance. The first of the four MHCs was delivered to the U.S. Navy in August 1995, with the remaining three ships scheduled for completion and delivery during 1996 and early 1997.

     With the exception of the contracts to construct the four MHCs and the three LSD-CVs, which are projected to be completed on essentially a break-even basis through the remainder of contract performance, the Company's committed backlog is projected to be completed profitably. The operating profit projected for 1996 will be related principally to the LSD-CV 52, the T-AO and the Sealift ship contracts, while profits projected for 1997 and 1998 will reflect the LSD-CV 52 as well as the Sealift, Icebreaker and double-hulled forebodies contracts. The Company records profits under the percentage-of-completion method of accounting based on direct labor charges. Although the Company generally does not begin to record profits on its contracts until contract performance is sufficient to estimate final results with reasonable accuracy, actual profits taken with respect to such contracts may be diminished if the Company is required in the future to revise its estimate of the cost to complete one or more of such contracts.

     As discussed further in Note 10 of the Notes to Consolidated Financial Statements, the Company was informed that it was a potentially responsible party ("PRP") in connection with an oil reclamation site in Walker, Louisiana operated by an unaffiliated company. The Company, along with other PRPs, has fully funded its share of the clean-up costs incurred to date under a preliminary cost-sharing agreement to fund the site's remediation. As of December 31, 1995, clean-up costs totaled $17 million, of which the Company has contributed $3.6 million. Additional work scheduled for the site includes completion of studies in 1996, and if required by the results of these studies, subsequent remediation. Following completion of any such required additional remediation, it will be necessary to obtain Environmental Protection Agency approval to close the site, which consent may require subsequent post-closure activities such as groundwater monitoring and site maintenance for many years. The Company is not able to estimate the final costs for any such additional remedial work or post-closure costs that may be required; however, the Company believes that its proportionate share of expenditures for any additional work will not have a material adverse effect on the Company's financial statements. In addition, the Company believes that its proportionate responsibility for the clean-up costs will not be materially changed.

     Since July 1986, a number of "toxic tort" suits have been filed against the Company and numerous other defendants alleging claims for personal injury, property damage, and "fear of cancer" in connection with the reclamation site discussed above. The plaintiffs also sought substantial punitive damages. These cases were consolidated and certified as a class action. In 1995, the Judge for the Federal District Court for the Western District of Louisiana issued a ruling from the bench approving the Company's settlement of the class action lawsuit. Based on the advice of its counsel, the Company believes that a written order confirming its earlier bench ruling will be issued by the Federal District Court in the near future. Under the terms of the court approved settlement, which is subject to appeal following the issuance of the final written order, the Company paid $4.0 million cash into a settlement fund in the third quarter of 1995, using cash from operations, and issued a $2.0 million unsecured note to the plaintiff class. The note bears interest at 8% per annum and is due on January 28,1997. The Company had previously recorded an accrual sufficient to provide for the $6.0 million settlement and has sufficient liquidity to fund the note. The Company could also be responsible for payment to the plaintiffs of up to an additional $6.0 million (plus interest at 8% per annum) if the plaintiffs are unsuccessful in collecting certain claims under Avondale's insurance policies that have been assigned to the plaintiff class under the settlement agreement. With respect to the potential contingent liability of the Company to pay additional sums under the settlement agreement, management believes that the eventual resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

     As previously disclosed, certain of the Company's operations closed in 1994 with the completion of their respective contracts. Two of these facilities are currently offered for sale while the Company continues to seek alternative uses for these facilities. With respect to these properties, the Company currently is not aware of any material environmental liabilities to be incurred for site restoration, post closure, monitoring commitments, or other exit costs.

Results of Operations

     1995 VS. 1994. The Company recorded net income of $28.2 million, or $1.95 per share, for 1995 compared to $8.5 million, or $0.59 per share, for 1994 representing a threefold increase in net income over the prior year. The 1995 net income includes a $4.4 million, or $0.30 per share, net income tax benefit (discussed below). Also included in 1995 net income is $4.5 million, or $0.31 per share, which is a reduction of a previously recognized loss which was recorded in prior years on the contract to construct three LSD-CVs. The reduction was due primarily to a revision of the total estimated contract cost as it nears completion. Included in net income for 1994 are a $3.5 million, or $0.24 per share, net gain related to revisions of estimated contract profits on several previously completed shipbuilding contracts and a loss from discontinued operations of $4.6 million, or $0.31 per share, reflecting the Company's decision in 1994 to discontinue its service contracting business.

     The significant increases in the Company's operating results in 1995 primarily reflect increased operating profits recognized on the LSD-CV 52 contract, as well as the reversal of part of a previously recognized loss on the contract to construct three LSD-CVs, and the recognition of operating profit on the T-AO contract. Also contributing to the increase in operating results for 1995 were profits recorded by the Company's marine repair and wholesale steel operations and an increase in interest income primarily resulting from an increase in the Company's invested cash balances.

     The Company's net sales in 1995 increased $100.5 million, or 21%, as compared to the prior year. The increase in 1995 net sales was due primarily to increases in sales revenues recognized on the contracts to construct the first three Sealift ships, the forebodies for four double-hulled product tankers, the LSD-CV 52 and the Icebreaker, which collectively accounted for 54% of the Company's 1995 net sales revenue. The increase in net sales was partially increase in net sales was partially offset by reductions in sales revenues recognized on the contracts to construct the T-AOs (the fifth and sixth of which were delivered in 1995), three LSD-CVs (the second of which was delivered in 1995) and four MHCs (the first of which was delivered in 1995), as these contracts approach completion. The contracts to construct the T-AOs, three LSD-CVs, and four MHCs collectively accounted for 28% of the Company's 1995 net sales revenue.

     Gross profit for 1995 increased $11.2 million, or 24%, compared to 1994. The increase in 1995 gross profit was primarily due to profits recognized on the contract to construct the LSD-CV 52 as the percentage of completion was sufficient to begin profit recognition in 1995.

     Selling, general and administrative ("SG&A") expenses increased $1.6 million, or 5%, for 1995 compared to 1994. The overall increase in SG&A expenses primarily reflected increased operating activity at the Company's main shipyard and, in part, an increase in indirect labor and associated costs resulting from a wage increase given in January 1995 to all employees. These increases in SG&A expenses were partially offset by a decrease in SG&A expenses resulting from the closing of certain subsidiary operations.

     Interest expense increased by $457,000, or 10%, in 1995 as compared to 1994. The increase was due principally to interest expense associated with the $17.8 million Title XI financing completed in February 1995 (as discussed below), $36.3 million of Series 1994 industrial revenue bonds (see Note 4 of the Notes to Consolidated Financial Statements) and a note issued as part of a litigation settlement (discussed in Note 10 of the Notes to Consolidated Financial Statements). These increases were partially offset by an increase in interest capitalized on assets under construction relating primarily to the modernization project.

     The Company's 1995 operating results include a net income tax benefit of $4.4 million, or $0.30 per share. As further discussed in Note 7 of the Notes to Consolidated Financial Statements, the net income tax benefit is principally the result of recognizing, for financial reporting purposes, a $13 million income tax benefit from certain net operating loss carryforwards available to offset estimated future taxable earnings. The $13 million tax benefit was partially offset by an income tax provision of $8.6 million related to 1995 operating results. There was a minor provision for income taxes in the same period in 1994 as an income tax benefit related to available net operating loss carryforwards was recognized only to the extent of then current operating results. The further recognition of any remaining available tax benefit (approximately $9.5 million) will depend on future assessments of estimated taxable income.

     During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." These statements are effective for fiscal 1996. Management believes that implementation of these new accounting standards will not have a material impact on the Company's financial statements.

     1994 VS. 1993. The Company recorded income from continuing operations of approximately $13.1 million, or $0.90 per share, for the year ended December

31, 1994 compared to a loss of approximately $5.2 million, or $0.36 per share, for 1993. The improvement in the Company's 1994 income from continuing operations principally reflects net gains of approximately $3.5 million, or $0.24 per share, related to revisions of estimated contract profits on several previously completed shipbuilding contracts, increases in operating income at the Company's marine repair, wholesale steel and boat building operations and a reduction in interest expense. The decrease in interest expense was due primarily to the Company's repayment in early 1994 of balances owed on its previously outstanding revolving credit facilities and senior notes. The repayment of these debt obligations was made possible by the successful resolution and settlement of the Company's REAs in December 1993.

     In the third quarter of 1994 the Company decided to discontinue its service contracting subsidiary formed in 1990 to pursue large-scale service contracts with government and commercial operations. The Company concluded that managerial and financial resources devoted to service contracting could be more productively invested in the Company's core marine construction operations. As a result, the operating results for 1994 and prior years are reported as discontinued operations (see Note 5 of the Notes to Consolidated Financial Statements). The Company recorded a loss from discontinued operations of approximately $4.6 million (including estimated costs related to a contract termination), or $0.31 per share, for the year ended December 31, 1994 and has restated prior year results to reflect a loss from discontinued operations of approximately $3.6 million, or $0.25 per share, for the year ended December 31, 1993.

     The Company's net sales from continuing operations in 1994 increased approximately $19.1 million, or 4.2%, compared to the prior year. The increase in 1994 net sales was due primarily to increases in sales revenues recognized on the contracts to construct the fourth LSD-CV, the contracts to construct the three gaming vessels (two of which were delivered in 1994) and the start-up of the first Sealift ship. These increases in sales were partially offset by reductions in sales revenues recognized on the contracts to construct the three LSD-CVs (the first of which was delivered in 1994), the T-AOs (the fourth of which was delivered in 1994) and the four MHCs, as these contracts approached completion. Additionally, the Company experienced reduced sales revenues in 1994 associated with the T-AGS 45 contract, which was delivered in 1993, and at its Avondale Gulfport Marine, Inc. ("AGM") and Genco Industries, Inc. ("Genco") operations. AGM delivered its last LCAC in June 1993, and Genco completed its remaining construction contracts in August 1994. The contracts to construct the four LSD-CVs, the four MHCs and the seven T-AOs collectively accounted for approximately 69% of the Company's 1994 net sales revenue.

     Gross profit for 1994 increased approximately $14.3 million, or 43%, compared to 1993. The increase in 1994 gross profit was primarily due to profits recognized on the contract to construct the seven T-AOs and revisions of contract profits on several previously completed shipbuilding contracts. Also contributing to the 1994 gross profit were profits recognized on the two gaming vessels delivered in 1994 and profits recognized by the Company's marine repair and wholesale steel operations.

     SG&A expenses increased by approximately $756,000, or 2.5%, for 1994 compared to 1993. The overall increase in SG&A expenses primarily resulted from increased operating activity at the Company's main shipyard and a wage increase given in January 1994 to all employees. This increase in SG&A expenses was partially offset by a decrease in SG&A expenses resulting from the closing of the AGM and Genco operations.

     Interest expense decreased by approximately $4.4 million, or 50%, in 1994 compared to 1993. The decrease was due to the reduction in the Company's overall level of debt, which decreased by approximately $37 million, or 41.7%, at December 31, 1994 as compared to December 31, 1993. See "--Liquidity and Capital Resources."

     The Company recorded a $300,000 provision for income taxes in 1994 while no provision was recorded in 1993 due to the loss from operations. See Note 7 of the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

     The Company's cash and cash equivalents totaled $38.5 million at December 31, 1995 compared to $15.4 million at December 31, 1994. The Company's principal sources of cash in 1995 consisted of $28 million of funds provided by operations, $3.2 million of proceeds from the sale of assets and $17.8 million from long-term borrowings (both of which are discussed below). The Company's primary uses of cash in 1995 consisted of $21.3 million of capital expenditures, principally representing the plant modernization project, and payment of long-term borrowings of $5.9 million.

     In February 1995 the Company completed financing of its approximately $20 million plant modernization effort by issuing $17.8 million of mortgage bonds utilizing a Title XI MARAD financing guarantee. The terms of the Title XI guarantee provide for the bond proceeds to be held in escrow and released to the Company as allowable project costs are incurred by the Company and approved by MARAD. At December 31, 1995, $17.4 million of these bond proceeds had been released to the Company. The Company has recorded project costs to date of $20.1 million of which $17.3 million were incurred in 1995. Outstanding purchase commitments on the project at December 31, 1995 were $741,000.

     In the second quarter of 1995 the Company obtained additional liquidity as its improved financial condition enabled it to amend its revolving credit agreement. The amendment, among other things, increased the amount available under the credit agreement to $42.5 million and extended its term to May 1997. Further, the amendment permitted the issuance of the Title XI mortgage bonds and revised the level of permitted capital expenditures and certain coverage ratios to take into consideration the plant modernization project. While there have been no borrowings in 1995 under the revolving credit agreement, there are $25.4 million of letters of credit outstanding under the facility at December 31, 1995. See Note 4 of the Notes to Consolidated Financial Statements.

     In connection with the year-end settlement of the Minehunter REA, the Company submitted invoices totaling approximately $30.7 million to the U.S. Navy. The Company expects that these invoiced amounts will be collected in full during the first quarter of 1996.

     As previously disclosed, in May 1995 the Company sold substantially all of the operating assets used in its foundry operations. The sale generated $3.2 million of cash proceeds and did not significantly affect the Company's results of operations.

     The Company believes that its liquidity and capital resources will be sufficient to finance current and projected operations.


Item 8.   Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Avondale Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Avondale Industries, Inc. and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avondale Industries, Inc. and subsidiaries at December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
    ---------------------
    DELOITTE & TOUCHE LLP

New Orleans, Louisiana
January 19, 1996

                AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)

                                                             December 31,
                                                           ------------------
ASSETS                                                       1994      1995
------                                                     --------  --------
Current Assets:
Cash and cash equivalents................................. $ 15,414  $ 38,524
Receivables (Note 2)......................................   84,510    93,184
Inventories (Note 3)......................................   16,109    15,289
Deferred tax assets (Note 7)..............................    4,100    23,650
Prepaid expenses and other current assets.................    7,803     2,946
                                                           --------  --------
Total current assets......................................  127,936   173,593
                                                           --------  --------
Property, Plant and Equipment (Note 4):
Land......................................................    9,324     9,161
Buildings and improvements................................   47,979    59,991
Machinery and equipment...................................  174,694   182,547
                                                           --------  --------
Total.....................................................  231,997   251,699
Less accumulated depreciation............................. (112,836) (121,661)
                                                           --------  --------
Property, plant and equipment--net........................  119,161   130,038
                                                           --------  --------
Goodwill--net (Note 7)....................................   15,431     8,637
Deferred tax assets--net (Note 7).........................    7,000        --
Other assets..............................................    3,975     4,459
                                                           --------  --------
  TOTAL ASSETS............................................ $273,503  $316,727
                                                           ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
Current maturities of long-term debt (Note 4)............. $  5,866  $  5,062
Accounts payable..........................................   60,917    65,517
Accrued employee compensation.............................   12,948    10,777
Other.....................................................   13,369    11,249
                                                           --------  --------
Total current liabilities.................................   93,100    92,605
Long-term debt (Note 4)...................................   45,875    60,593
Other liabilities and deferred credits....................   11,650    12,471
                                                           --------  --------
Total liabilities.........................................  150,625   165,669
                                                           --------  --------
Commitments and Contingencies (Notes 6 and 10)
SHAREHOLDERS' EQUITY (Note 9):
Common stock, $1.00 par value; authorized--30,000,000
 shares; issued--15,927,191 shares in 1995 and 1994.......   15,927    15,927
Additional paid-in capital................................  373,911   373,911
Accumulated deficit....................................... (255,104) (226,924)
                                                           --------  --------
Total.....................................................  134,734   162,914
Treasury stock (1,463,016 shares in 1995 and 1994) at
 cost.....................................................  (11,856)  (11,856)
                                                           --------  --------
Total shareholders' equity................................  122,878   151,058
                                                           --------  --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................ $273,503  $316,727
                                                           ========  ========

See Notes to Consolidated Financial Statements.

                AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)

                                                    Years ended December 31,
                                                   ----------------------------
                                                     1993      1994      1995
                                                   --------  --------  --------
Continuing Operations:
Net sales (Note 2)...............................  $456,724  $475,810  $576,308
Cost of sales....................................   423,544   428,325   517,637
                                                   --------  --------  --------
Gross profit.....................................    33,180    47,485    58,671
Selling, general and administrative expenses.....    29,780    30,536    32,123
                                                   --------  --------  --------
Income from operations...........................     3,400    16,949    26,548
Interest expense.................................    (8,769)   (4,385)   (4,842)
Other--net.......................................       136       811     2,074
                                                   --------  --------  --------
Income (Loss) from continuing operations before
 income taxes....................................    (5,233)   13,375    23,780
Income taxes (Note 7)............................        --       300    (4,400)
                                                   --------  --------  --------
Income (Loss) from continuing operations.........    (5,233)   13,075    28,180
                                                   --------  --------  --------
Discontinued Operations (Note 5):
Loss from discontinued operations................    (3,561)   (1,909)       --
Disposal costs...................................        --    (2,643)       --
                                                   --------  --------  --------
Loss from discontinued operations................    (3,561)   (4,552)       --
                                                   --------  --------  --------
NET INCOME (LOSS)................................  $ (8,794) $  8,523  $ 28,180
                                                   ========  ========  ========
Income (Loss) per share of common stock (Note 9):
Continuing operations............................  $  (0.36) $   0.90  $   1.95
Discontinued operations..........................     (0.25)    (0.31)       --
                                                   --------  --------  --------
INCOME (LOSS) PER SHARE OF COMMON STOCK..........  $  (0.61) $   0.59  $   1.95
                                                   ========  ========  ========
Weighted average number of shares outstanding....    14,464    14,464    14,464
                                                   ========  ========  ========

See Notes to Consolidated Financial Statements.

                AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               Years ended December 31, 1993, 1994 and 1995
                             (in thousands)

                                 Additional                           Total
                         Common   Paid-in   Accumulated Treasury  Shareholders'
                          Stock   Capital     Deficit    Stock       Equity
                         ------- ---------- ----------- --------  -------------
BALANCE, JANUARY 1,
 1993................... $15,927  $373,911   $(254,833) $(11,856)   $123,149
Net (loss)..............                        (8,794)               (8,794)
                         -------  --------   ---------  --------    --------
BALANCE, DECEMBER 31,
 1993...................  15,927   373,911    (263,627)  (11,856)    114,355
Net income..............                         8,523                 8,523
                         -------  --------   ---------  --------    --------
BALANCE, DECEMBER 31,
 1994...................  15,927   373,911    (255,104)  (11,856)    122,878
Net income..............                        28,180                28,180
                         -------  --------   ---------  --------    --------
BALANCE, DECEMBER 31,
 1995................... $15,927  $373,911   $(226,924) $(11,856)   $151,058
                         =======  ========   =========  ========    ========

See Notes to Consolidated Financial Statements.

                AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                     Years ended December
                                                              31,
                                                    -------------------------
                                                     1993     1994     1995
                                                    -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).................................. $(8,794) $ 8,523  $28,180
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization....................  11,810   11,552    9,819
  Deferred income tax benefit......................      --       --   (5,900)
  Gain on sale of assets...........................      --       --     (813)
  Change in operating assets and liabilities, net
   of dispositions:
    Receivables....................................  16,634   45,542   (9,674)
    Inventories....................................     189   (2,500)     296
    Prepaid expenses and other current assets......     653   (1,251)   3,429
    Accounts payable...............................  (4,476)   4,120    4,600
    Accrued employee compensation..................    (248)     596   (2,171)
    Other--net.....................................   1,098    2,546      229
                                                    -------  -------  -------
Net cash provided by operating activities..........  16,866   69,128   27,995
                                                    -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...............................  (2,863)  (5,120) (21,290)
Proceeds from sale of assets.......................   9,467       --    3,248
Change in restricted short-term investments--net...      --   (1,811)   1,243
Payment to former corporate parent (Note 4)........      --   (5,000)      --
                                                    -------  -------  -------
Net cash provided by (used for) investing
 activities........................................   6,604  (11,931) (16,799)
                                                    -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term borrowings.................... (27,888) (81,228)  (5,866)
Proceeds from issuance of long-term borrowings
 (Note 4)..........................................      --   36,250   17,780
                                                    -------  -------  -------
Net cash provided by (used for) financing
 activities........................................ (27,888) (44,978)  11,914
                                                    -------  -------  -------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........  (4,418)  12,219   23,110
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.....   7,613    3,195   15,414
                                                    -------  -------  -------
CASH AND CASH EQUIVALENTS AT END OF YEAR........... $ 3,195  $15,414  $38,524
                                                    =======  =======  =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year for:
Interest (net of amounts capitalized).............. $ 8,659  $ 4,537  $ 5,255
                                                    =======  =======  =======
Income taxes paid..................................                   $   945
                                                                      =======
Noncash investing and financing activities:
Note issued in litigation settlement (Note 10).....                   $ 2,000
                                                                      =======
Note issued to former corporate parent.............          $ 8,000
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

 Revenue Recognition

  Profits on long-term contracts are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where contract performance is sufficient to estimate final results with reasonable accuracy. Estimates of the percentage of completion are based on direct labor charges. Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts requiring the revisions become known. Amounts in excess of agreed upon contract price for customer caused delays, disruptions, unapproved change orders or other causes of additional contract costs are recognized in contract value if it is probable that the claim for such amounts will result in additional revenue and the amount can be reasonably estimated (see Note 2). Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined.

 Statements of Cash Flows

  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

 Fair Value Disclosures

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires the disclosure of the fair value of all significant financial instruments. The estimated fair value amounts have been developed by the Company based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, such estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After such analysis, management believes that the carrying values of the Company's significant financial instruments (consisting of cash and cash equivalents, short-term investments, receivables, payables, certain accrued liabilities and long-term debt) approximate fair values.

 Inventories

  Inventories are recorded principally at the lower of cost (average or first-in, first-out) or market.

 Property, Plant and Equipment

  Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is computed in the financial statements on the straight-line method based on estimates of useful lives as follows:

                          TYPE                  PERIOD
                          ----                -----------
            Machinery and equipment..........  3-20 years
            Buildings and improvements....... 15-40 years

  Accelerated depreciation methods are generally used for income tax purposes. Maintenance and repairs are charged directly to expense as incurred. Additions, improvements and major renewals are capitalized. Interest costs for the construction of certain long-term assets are capitalized as part of the cost of property, plant and equipment and amortized over the related assets' useful lives. Interest costs capitalized in fiscal 1993 and 1994 were not material. Interest costs capitalized in fiscal 1995 approximated $1.2 million.

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

  Accumulated amortization at December 31, 1994 and 1995 amounted to $73.7 million and $74.5 million, respectively.

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

 New Accounting Standards

  During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles, goodwill, and assets to be disposed of. The Company is required to adopt SFAS 121 effective for fiscal 1996. Management believes that the implementation of SFAS 121 will not have a material impact on the Company's financial statements.

  During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based

Compensation" ("SFAS 123"). SFAS 123, which the Company is required to adopt effective for fiscal 1996, provides guidance relating to the recognition, measurement and disclosure of stock-based compensation. Management believes that the implementation of SFAS 123 will not have a material impact on the Company's financial statements.

 Reclassifications

  Certain reclassifications of prior year amounts have been made to conform to the current year presentation. These reclassifications were made for comparative purposes only and have no effect on net income as previously reported.

2. Receivables

  Receivables consisted of the following at December 31, 1994 and 1995 (in thousands):

                                                                 1994    1995
                                                                ------- -------
Long-term contracts:
  U.S. Government:
    Amounts billed............................................. $13,754 $30,151
    Unbilled costs, including retentions, and estimated profits on contracts in progress..................................  48,254  41,119
                                                                ------- -------
    Total......................................................  62,008  71,270
  Commercial:
    Amounts billed.............................................   7,568   4,364
    Unbilled costs, including retentions, and estimated profits on contracts in progress..................................  10,914  12,312
                                                                ------- -------
    Total from long-term contracts.............................  80,490  87,946
Trade and other current receivables............................   4,020   5,238
                                                                ------- -------
Total.......................................................... $84,510 $93,184
                                                                ======= =======

  Unbilled costs, including retentions, and estimated profits on contracts in progress were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated profits, approximately $5.1 million is expected to be collected in 1996 with the balance to be collected in subsequent years as contract deliveries are made and warranty periods expire. Net sales to the United States Government in 1993, 1994 and 1995 account for approximately 79%, 77% and 74% of the net sales, respectively.

   Costs and estimated profits (losses) on contracts in progress at December 31, 1994 and 1995 were as follows (in thousands):

                                                            1994        1995
                                                         ----------  ----------
Costs incurred on contracts in progress................. $2,177,750  $2,668,388
Estimated profits recognized............................     25,634      49,287
Reserve for anticipated contract losses.................    (39,000)    (34,500)
                                                         ----------  ----------
Total...................................................  2,164,384   2,683,175
Less billings to date................................... (2,108,384) (2,643,912)
                                                         ----------  ----------
Net value of contracts in progress...................... $   56,000  $   39,263
                                                         ==========  ==========

  Net value of contracts in progress was comprised of the following amounts (in thousands):

                                                                1994     1995
                                                               -------  -------
Unbilled costs and estimated profits on contracts in progress
 (included in receivables)...................................  $59,168  $53,431
Billings in excess of costs and estimated profits on
 contracts in progress (included in accounts payable)........   (3,168) (14,168)
                                                               -------  -------
Total........................................................  $56,000  $39,263
                                                               =======  =======

  The reserve for anticipated contract losses of $39.0 million and $34.5 million included in the net value of contracts in progress at December 31, 1994 and 1995, respectively, is related to certain U.S. Navy contracts which are presently scheduled for delivery at varying dates into 1997. The reserve decreased in 1995 when the Company recorded a $4.5 million reduction of a previously recognized loss due primarily to a revision of the total estimated contract cost as it nears completion.

  The Company filed a Request for Equitable Adjustment ("Minehunter REA") with the U.S. Navy seeking substantial increases in the contract prices related to four MHC-51 Class Minehunters currently under contract. The Company believes that the additional costs addressed by the Minehunter REA resulted from defective ship specifications provided to the Company that proved impossible to perform at the original cost estimate developed by the Company. In December 1995, the Company settled the Minehunter REA for $23 million, which approximates the previously recorded estimate of the amount recoverable. This should enable the Company to complete the MHC program on a break-even basis through the remainder of contract performance. In connection with the settlement of the Minehunter REA in December 1995, the Company submitted invoices totalling $30.7 million to the U.S. Navy, which includes certain contractual cost sharing and cost escalation provisions which obligate the U.S. Navy to bear a portion of the additional costs. The Company expects that these amounts will be collected in full during the first quarter of 1996.

3. Inventories

  Inventories consisted of the following at December 31, 1994 and 1995 (in thousands):

                                                                  1994    1995
                                                                 ------- -------
Goods held for sale............................................. $ 7,908 $ 7,409
Materials and supplies..........................................   8,201   7,880
                                                                 ------- -------
Total........................................................... $16,109 $15,289
                                                                 ======= =======

4. Financing Arrangements

 Revolving Credit Agreement

  In 1994, the Company entered into a two-year revolving credit agreement with various financial institutions, which established an available line of credit equal to the lesser of $35 million or a specified borrowing base. Borrowings under the facility bear interest at fluctuating rates. The credit facility is collateralized by substantially all of the Company's working capital assets and its 900-foot floating drydock and, among other things, (1) requires the Company to meet certain financial covenants (relating to net worth, debt coverage, interest coverage and backlog), (2) imposes limitations and restrictions related to annual capital expenditures, the incurrence of new indebtedness and the payment of dividends and (3) requires compliance with the terms and conditions of all other debt agreements.

  During 1995, the Company amended the revolving credit agreement. The amendment, among other things, increased the amount available under the credit agreement to $42.5 million and extended its term to May 1997. Further, the amendment permitted the issuance of $17.8 million of mortgage bonds (as discussed below) and revised the level of permitted capital expenditures and certain coverage ratios to take into consideration the plant modernization project. There were no borrowings in 1994 and 1995 under the revolving credit agreement.

  The credit facility also provides the Company with the right to require the bank group to post letters of credit on the Company's behalf in support of its operations (see Note 10).

 Long-Term Debt

  Long-term debt consisted of the following at December 31, 1994 and 1995 (in thousands):

                                                                1994     1995
                                                               -------  -------
Industrial revenue bonds.....................................  $36,250  $36,250
Mortgage bonds, interest at 8.16%, payable in semi-annual
 principal installments to 2010..............................            17,780
Mortgage bonds, payable in semi-annual principal installments
 to 2000.....................................................    4,656    3,880
General obligation industrial bonds, interest at 7%, payable
 in annual installments to 2011..............................    2,835    2,745
Other long-term debt.........................................    8,000    5,000
                                                               -------  -------
Total........................................................   51,741   65,655
Less current maturities of long-term debt....................   (5,866)  (5,062)
                                                               -------  -------
Long-term debt...............................................  $45,875  $60,593
                                                               =======  =======

  The $36.3 million of industrial revenue bonds represent Series 1994 bonds which consist of (1) $6 million bearing interest at 8.25% and payable in annual principal installments ranging from $550,000 in 1997 to final payment of $985,000 in 2004 and (2) $30.3 million bearing interest at 8.50% and payable in annual principal installments ranging from $340,000 in 1997 to final payment of $3.8 million in 2014. The Series 1994 bonds are secured by certain property and equipment. Among other things, the terms and conditions of the Series 1994 bonds (1) require the Company to meet certain financial covenants (relating to net worth, debt and debt service coverage and liquidity), (2) impose limitations and restrictions related to the incurrence of new indebtedness and the payment of dividends, and (3) require compliance with the terms and conditions of other specified debt agreements.

  The $17.8 million of mortgage bonds were issued in February 1995 as part of the financing of the Company's approximately $20 million plant modernization effort. The bonds were issued utilizing a U.S. Government guarantee under Title XI of the Merchant Marine Act, 1936, as amended ("Title XI"), bear interest at the annual rate of 8.16% and are payable in equal semi-annual principal payments of $593,000 over a 15 year period beginning in 1996. The terms of the financing include various restrictive covenants including provisions relating to the maintenance of working capital, incurrence of additional indebtedness, and the maintenance of a minimum net worth. The plant modernization assets have been pledged as collateral for these mortgage bonds.

  The $3.9 million of mortgage bonds at December 31, 1995 represent the balance of an earlier mortgage bond issue which also utilized a Title XI guarantee. The Company refinanced these mortgage bonds in February 1995 (approximately $4.3 million) which reduced the annual interest rate from 9.30% to 7.86%. The refinancing agreement contains various restrictive covenants similar to those for the $17.8 million of Title XI mortgage bonds discussed above. These bonds are payable in equal semi-annual principal payments of $388,000 and mature in the year 2000. Property, plant and equipment having a net book value of approximately $13.5 million at December 31, 1995 has been pledged as collateral for these mortgage bonds.

  Included in other long-term debt at December 31, 1995 is the $3 million balance of a two-year $8 million unsecured note issued to the Company's former corporate parent as part of a settlement in 1994 which terminated certain arrangements which had existed since 1985. The note bears interest at 10% per annum with the $3 million balance payable on June 30, 1996. Also included in other long-term debt at December 31, 1995 is a $2 million unsecured note issued as part of the settlement of certain claims against the Company (as further discussed in Note 10). The note bears interest at 8% per annum and is due in January 1997.

  Annual maturities of long-term debt for each of the next five years and in total thereafter follow (in thousands):

            1996................................. $ 5,062
            1997.................................   4,957
            1998.................................   3,047
            1999.................................   3,137
            2000.................................   3,237
            Thereafter...........................  46,215
                                                  -------
            Total................................ $65,655
                                                  =======

5. Discontinued Operations

  During the third quarter of 1994 the Company decided to discontinue operation of its service contracting subsidiary formed in 1990 to pursue large-scale service contracts with government and commercial operations. The Company concluded that managerial and financial resources could be more productively invested in the Company's core marine construction operations.

  The operating results for the prior-year periods are reported as discontinued operations. Summarized results are as follows (in thousands):

                                                               1993     1994
                                                              -------  -------
       Net sales............................................. $14,442  $13,520
       Costs and expenses....................................  18,003   15,429
                                                              -------  -------
       Income (Loss) from discontinued operations............  (3,561)  (1,909)
       Loss on disposal of discontinued operations...........      --   (2,643)
                                                              -------  -------
       Income (Loss) from discontinued operations............ $(3,561) $(4,552)
                                                              =======  =======

6. Leases

  The Company leases equipment and real property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Certain of the leases provide for renewal privileges with escalation of the lease payments based on changes in selected economic indices.

  Rental expense for operating leases was $5.3 million, $5.8 million and $6.3 million in 1993, 1994 and 1995, respectively.

  Minimum rental commitments under leases having an initial or remaining noncancelable term in excess of twelve months follow (in thousands):

            1996.................................. $3,243
            1997..................................  1,747
            1998..................................  1,260
            1999..................................    297
            2000..................................     52
                                                   ------
            Total................................. $6,599
                                                   ======


7. Income Taxes

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

  The Company has provided for Federal income taxes as follows (in thousands):

                                                          1993  1994    1995
                                                          ----- -----  -------
Current provision........................................ $  -- $ 600  $ 1,500
Deferred provision (benefit).............................    --  (300)   7,100
Deferred benefit attributable to the realization of net
 operating loss carryforwards............................    --    --  (13,000)
                                                          ----- -----  -------
Provision (benefit) for income taxes..................... $  -- $ 300  $(4,400)
                                                          ===== =====  =======

  The provision (benefit) for income taxes varied from the Federal statutory income tax rate due to the following (dollars in thousands):

                                           Years ended December 31,
                                      ----------------------------------------
                                         1993          1994          1995
                                      ------------  -----------  -------------
                                      Amount    %   Amount   %    Amount    %
                                      -------  ---  ------  ---  --------  ---
Taxes at Federal statutory rate...... $(3,078) (35) $3,088   35  $  8,323   35
Amortization of goodwill not
 deductible..........................     357    4     511    6       246    1
Net operating loss carryforwards
 utilized............................      --   --      --   --   (13,000) (55)
Settlement of prior year tax
 examinations........................      --   --  (3,200) (36)       --   --
Losses for which no tax benefit was
 provided............................   2,595   30      --   --        --   --
Other................................     126    1     (99)  (1)       31   --
                                      -------  ---  ------  ---  --------  ---
Total................................ $    --   --  $  300    4  $( 4,400) (19)
                                      =======  ===  ======  ===  ========  ===

  At December 31, 1995 the Company has available for Federal income tax purposes net operating loss carryforwards and tax credit carryforwards of $69.5 million and $5.3 million, respectively. The net operating loss carryforwards expire in years 2004 through 2008 and the tax credit carryforwards expire in the years 2000 through 2010. Additionally, the Company has $1.9 million of minimum tax credits which may be carried forward indefinitely.

  Deferred income taxes represent the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax balances at December 31, 1994 and 1995 are as follows (in thousands):

                                                                1994     1995
                                                               -------  -------
Deferred Tax Liabilities:
Differences between book and tax basis of property, plant and equipment...................................................  $27,018  $26,266
Other........................................................    1,511      759
                                                               -------  -------
  Total......................................................   28,529   27,025
                                                               -------  -------
Deferred Tax Assets:
Reserves not currently deductible............................    6,020    5,174
Long-term contracts..........................................    5,252   18,557
Other temporary differences..................................    3,598    4,263
Operating loss carryforwards.................................   47,600   24,334
Tax credit carryforwards.....................................    5,800    7,200
                                                               -------  -------
                                                                68,270   59,528
Valuation Allowance..........................................  (28,641)  (9,703)
                                                               -------  -------
  Total......................................................   39,629   49,825
                                                               -------  -------
Net deferred tax assets......................................  $11,100  $22,800
                                                               =======  =======

  The net deferred tax assets are included in the following balance sheet captions (in thousands):

                                                                 1994    1995
                                                                ------- -------
Current deferred tax assets.................................... $ 4,100 $23,650
Non-current deferred tax assets................................   7,000      --
Other non-current liabilities and deferred tax credits.........      --    (850)
                                                                ------- -------
  Net deferred tax assets...................................... $11,100 $22,800
                                                                ======= =======

  During 1995, the deferred tax valuation allowance decreased approximately $19.0 million as a result of the Company's current year operating results and a re-evaluation of its expectations of the likelihood of future operating income related to its existing backlog. Approximately $6.0 million of this decrease in the valuation allowance was recorded as a reduction in goodwill in accordance with SFAS 109, which requires that the realization of tax benefits first be attributed to any acquired tax assets. In the event that additional tax benefits are realized in future periods, all such benefits will be recorded as a reduction of income tax expense.

8. Retirement Plans

 ESOP

  In 1985, the Company established the Avondale Industries, Inc. Employee Stock Ownership Plan (the "ESOP"). The ESOP is a qualified, defined contribution plan designed primarily to invest in equity securities of the Company and is specifically authorized to leverage its acquisition of these securities. The ESOP is intended to cover all employees of the Company upon completion of one year of service, except certain employees who are covered by collective bargaining agreements, unless, by the terms of such agreements, the employees are to participate in the ESOP. The ESOP owned approximately 7,096,000 and 6,822,000 shares of the Company's Common Stock at December 31, 1994 and 1995, respectively.

 401(k) Savings Plan

  Beginning in 1996 the Company will sponsor a 401(k) Savings Plan. Participation in this defined contribution plan is available to substantially all employees of the Company. The Company may elect to make contributions to the Plan; however, the timing and amount of such contributions is at the discretion of the Company's Board of Directors.

 Pension Plan

  The Company also sponsors a defined benefit pension plan, which is coordinated with the benefits payable to participating employees in the ESOP. At retirement, a person's benefit is based upon the greater of (i) the market value of the shares of common stock allocated to his ESOP account or (ii) the benefit calculated under the pension plan formula. The pension plan formula benefits are based on a defined dollar amount multiplied by a fraction related to a participant's credited service.

  The net periodic pension cost for the years ended December 31, 1993, 1994 and 1995 included the following components (in thousands):

                                                        1993     1994     1995
                                                       -------  -------  ------
Service costs of the current period..................  $ 3,700  $ 3,400  $3,300
Interest cost on the projected benefit obligation....    4,400    3,800   4,200
Actual return on plan assets.........................   (7,000)  (2,700) (3,600)
Net amortization of transition liability and deferred
 investment gain (loss)..............................    5,000     (200)    300
                                                       -------  -------  ------
Net periodic pension cost............................  $ 6,100  $ 4,300  $4,200
                                                       =======  =======  ======

  The following table sets forth the pension plan's estimated funded status as of December 31, 1994 and 1995 (in thousands):

                                                               1994     1995
                                                              -------  -------
Projected benefit obligation:
  Vested benefits............................................ $40,800  $49,100
  Nonvested benefits.........................................     600      400
                                                              -------  -------
  Accumulated benefit obligation.............................  41,400   49,500
  Effect of projected future compensation levels.............   4,200   12,700
                                                              -------  -------
Projected benefit obligation.................................  45,600   62,200
Plan assets at market value..................................  44,200   50,400
                                                              -------  -------
Plan assets less than projected benefit obligation...........  (1,400) (11,800)
Unrecognized net transition obligation.......................     200      100
Unrecognized prior service costs.............................  (3,000)  (2,500)
Unrecognized net loss........................................   6,800   12,600
                                                              -------  -------
Prepaid pension costs (pension liability).................... $ 2,600  $(1,600)
                                                              =======  =======

  The Company's funding policy is to contribute each year an amount equal to the minimum required contribution under the Employee Retirement Income Security Act of 1974. However, the contribution for any year will not be greater than the maximum tax deductible contribution. Plan assets consist primarily of United States Government and Agency securities, corporate bonds and notes, corporate stocks, and an unallocated insurance contract. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.5% for 1994 and 7.25% for 1995. The rate of increase in future compensation levels used was 3.5% for 1994 and 4.0% for 1995 and thereafter. The expected long-term rate of return on the assets was 9.0% for 1994 and 1995.


9. Shareholders' Equity

 Preferred Stock

  The Company is authorized to issue 5,000,000 shares of preferred stock, $1.00 par value, none of which was outstanding at December 31, 1994 and 1995.

 Income (Loss) Per Share

  The weighted average number of shares used in the computation of income
(loss) per share was 14,464,000, for each of the years ended December 31, 1993, 1994 and 1995, respectively. The assumed exercise of stock options would not result in dilution in any of such periods.

 Performance Share Plan

  The Company's Performance Share Plan provided for the award of shares of common stock to senior executives of the Company, as designated by a committee of the Board of Directors, which were earned upon the attainment of specified performance objectives. These performance objectives have been attained and therefore no further awards will be made. Transactions relating to the plan during 1993, 1994 and 1995 were not material.

  The plan provided for a cash distribution in an amount equal to the Participant's income tax liability resulting from the settlement of an award. To the extent that a Participant received cash in lieu of common stock as payment of an award, options were granted to the participant to purchase an equivalent number of such shares. There were 303,159 stock options outstanding at December 31, 1993, 279,155 stock options outstanding at December 31, 1994 and 240,971 stock options outstanding at December 31, 1995 . The stock options are exercisable at prices of $3.875 to $19.00 per share, the majority of which contain a stock appreciation right feature and expire on various dates to February 2002.

 Stock Appreciation Plan

  The Company maintains a Stock Appreciation Plan for key management employees which contains a stock appreciation right feature. There are 500,000 shares of common stock of the Company reserved for award under the plan. Transactions of the Stock Appreciation Plan during 1993, 1994 and 1995 were as follows:

                                                         Number of Shares
                                                      -------------------------
                                                       1993     1994     1995
                                                      -------  -------  -------
Outstanding, January 1...............................  60,000   50,000   40,000
Canceled............................................. (10,000) (10,000) (40,000)
                                                      -------  -------  -------
Outstanding, December 31.............................  50,000   40,000       --
                                                      =======  =======  =======
Exercisable at end of year...........................   2,000       --       --
                                                      =======  =======  =======
Available for grant at end of year................... 387,000  397,000  437,000
                                                      =======  =======  =======

  Options were outstanding at prices ranging from $11.25 to $18.375 per share at December 31, 1993 and $11.25 per share at December 31, 1994. Under the terms of the plan, options expired on March 31, 1995.

10. Commitments and Contingencies

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

  To date, the Company and certain of the other PRPs for the site have funded the site's remediation under a preliminary cost-sharing agreement. As of December 31, 1995 clean-up costs totalled $17 million, of which the Company has contributed $3.6 million. Additional work scheduled for the site includes completion of studies in 1996, and if required by the results of these studies, subsequent remediation. Following completion of any such required additional remediation, it will be necessary to obtain Environmental Protection Agency approval to close the site, which consent may require subsequent post-closure activities such as groundwater monitoring and site maintenance for many years. The Company is not able to estimate the final costs for any such additional remedial work or post-closure costs that may be required; however, the Company believes that its proportionate share of expenditures for any additional work will not have a material adverse effect on the Company's financial statements. In addition, the Company believes that its proportionate responsibility for the clean-up costs will not be materially changed.

     Since July 1986, a number of "toxic tort" suits have been filed against the Company and numerous other defendants alleging claims for personal injury, property damage, and "fear of cancer" in connection with the reclamation site discussed above. The plaintiffs also sought substantial punitive damages. These cases were consolidated and certified as a class action. In 1995, the Judge for the Federal District Court for the Western District of Louisiana issued a ruling from the bench approving the Company's settlement of the class action lawsuit. Based on the advice of its counsel, the Company believes that a written order confirming its earlier bench ruling will be issued by the Federal District Court in the near future. Under the terms of the court approved settlement, which is subject to appeal following the issuance of the final written order, the Company paid $4.0 million cash into a settlement fund in the third quarter of 1995, using cash from operations, and issued a $2.0 million unsecured note to the plaintiff class. The note bears interest at 8% per annum and is due on January 28,1997. The Company had previously recorded an accrual sufficient to provide for the $6.0 million settlement and has sufficient liquidity to fund the note. The Company could also be responsible for payment to the plaintiffs of up to an additional $6.0 million (plus interest at 8% per annum) if the plaintiffs are unsuccessful in collecting certain claims under Avondale's insurance policies that have been assigned to the plaintiff class under the settlement agreement. With respect to the potential contingent liability of the Company to pay additional sums under the settlement agreement, management believes that the eventual resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

  Furthermore, the Company has initiated litigation against its insurer for a declaration of coverage of the liability, if any, that may arise in connection with the remediation of the site referred to above. The court has ruled that the insurer has the duty to defend the Company, but has not yet ruled on whether the carrier has a duty to indemnify the Company if any liability is ultimately assessed against it. After consultation with counsel, the Company is unable to predict the eventual outcome of this litigation or the degree to which such potential liability would be indemnified by its insurance carrier.

  In addition to the above, the Company is also named as a defendant in other lawsuits and proceedings arising in the ordinary course of business, some of which involve substantial claims.

  The Company has established accruals as appropriate for certain of the matters discussed above. While the ultimate outcome of lawsuits and proceedings against the Company cannot be predicted with certainty, management believes, based on current facts and circumstances and after review with counsel, that, the eventual resolution of these matters is not expected to have a material adverse effect on the Company's financial statements.

 Letters of Credit

  In the normal course of its business activities, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts, the Company may be required to provide letters of credit to secure certain performance obligations of the Company thereunder. At December 31, 1995, outstanding letters of credit relating to these business activities amounted to approximately $25.4 million.

11. Quarterly Results (Unaudited)

  Consolidated operating results for the four quarters of 1994 and 1995 were as follows (in thousands, except per share data):

                                         1994                                  1995
                          ------------------------------------- -----------------------------------
                            (1)      (1)       (2)                         (3)      (3)      (3)
                           First   Second    Third     Fourth   First    Second   Third    Fourth
                          Quarter  Quarter   Quarter   Quarter  Quarter  Quarter  Quarter  Quarter
                          -------- --------  --------  -------- -------- -------- -------- --------
Net Sales...............  $101,329 $118,437  $125,487  $130,557 $133,575 $152,788 $148,785 $141,160
Gross Profit............     9,506   11,283    14,943    11,753   13,404   13,820   14,793   16,654
Income (Loss) from
 Continuing Operations..     1,918    2,470     6,323     2,364    3,044    8,493   12,054    4,589
Income (Loss) from
 Discontinued
 Operations.............       116     (396)   (4,272)       --       --       --       --       --
Net Income..............     2,034    2,074     2,051     2,364    3,044    8,493   12,054    4,589
Net Income (Loss) per
 Share:
Continuing Operations...  $   0.13 $   0.17  $   0.44  $   0.16 $   0.21 $   0.59 $   0.83 $   0.32
Discontinued Operations.      0.01    (0.03)    (0.30)       --       --       --       --       --
                          -------- --------  --------  -------- -------- -------- -------- --------
Net Income per Share....  $   0.14 $   0.14  $   0.14  $   0.16 $   0.21 $   0.59 $   0.83 $   0.32
                          ======== ========  ========  ======== ======== ======== ======== ========

--------

(1) Income statement data for these periods have been restated to present discontinued operations (See Note 5).

(2) During the third quarter of 1994, the Company revised its estimated profits on several previously-completed shipbuilding contracts which had the effect of increasing net income for the third quarter of 1994 by approximately $3.5 million, or $0.24 per share.

(3) During 1995, the Company recorded a reduction of a previously recorded loss on a shipbuilding contract which had the effect of increasing net income for the second, third and fourth quarters of 1995 by approximately $2.3 million (or $0.16 per share), $750,000 (or $0.05 per share) and $1.5 million (or $0.10 per share), respectively.


Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.

          None


                                       PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1996 Annual Meeting of shareholders and is incorporated herein by reference.


Item 11.  Executive Compensation.

     Information concerning the executive compensation called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1996 Annual Meeting of shareholders and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1996 Annual Meeting of shareholders and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

     Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1996 Annual Meeting of shareholders and is incorporated herein by reference.


                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1)Financial Statements

            Independent Auditors' Report.

            Consolidated Balance Sheets as of December 31, 1994 and 1995.

            Consolidated Statements of Operations for the years ended

            December 31, 1993, 1994 and 1995.

            Consolidated Statements of Shareholders' Equity for the years ended December 31, 1993, 1994 and 1995.

            Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.

            Notes to Consolidated Financial Statements.

      (a)(2)Financial Statement Schedules

            Not applicable

      (a)(3)Exhibits

       3.1     Articles of Incorporation of the Company.(1)

       3.2     By-laws of the Company.(2)

       4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and By-laws defining the rights of holders of Common Stock.

       4.2     Specimen of Common Stock Certificate.(3)

       4.3     Instruments Relating to Title XI Vessel Financing

               (a) Trust Indenture dated October 21, 1975, by and between the Company and Manufacturers Hanover Trust Company, as Indenture Trustee, relating to $19,012,000 of United States Government Guaranteed Ship Financing Bonds, as amended by an Assumption Agreement and Supplemental Indenture dated September 16, 1985(4), as further amended by a Master Assumption Agreement, Supplemental Indenture No. 2 and Amendment to Title XI Finance Agreements dated March 13, 1991 (the "Master Assumption Agreement"),(5) which has been further amended by a Third Supplemental Indenture dated February 9, 1995.(6)

               (b) Title XI Reserve Fund and Financial Agreement dated October 21, 1975, by and between the Company and the United States of America, as amended by Amendments Nos. 1 and 2(4), as further amended by the Master Assumption Agreement (filed as Exhibit 4.3(a) hereto). The Reserve Fund and Financial Agreement has been further amended, including the most recent Amendment No. 5 to the Title XI Reserve Fund and Financial Agreement dated February 9, 1995.(6)

               (c)  Form of 8.80% Sinking Fund Bond, Series A (included in
                    Exhibit 4.3(a)).

               (d)  Form of 9.30% Sinking Fund Bond, Series B (included in
                    Exhibit 4.3(a)).

               (e)  Form of 7.86% Sinking Bond Fund, 2000 Series.(6)

       4.4 Instruments relating to AEI's and the Company's obligations arising in connection with the issuance of General Obligation Bonds by Harrison County, Mississippi.

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

                (b) Guaranty Agreement dated April 1, 1991 between the
                    Company, Harrison County, Mississippi and the State of Mississippi.(3)

       4.5 Instruments relating to the Company's $36.25 million Industrial Revenue Refunding Bond Series 1994 Financing.

               (a) Refunding Agreement dated April 1, 1994 between the Company and the Board of Commissioners of the Port of New Orleans, Exhibit A and First Preferred Vessel Mortgage thereto.(7)

               (b) Trust Indenture dated April 1, 1994 between the Board of Commissioners of the Port of New Orleans and First National Bank of Commerce.(7)

               (c)  Form of Industrial Revenue Refunding Bond Series
                    1994.(7)

       4.6    Instruments Relating to February 1995 Title XI Vessel
              Financing.

              (a) Trust Indenture dated February 9, 1995 by and between the Company and Chemical Bank, as Indenture Trustee, relating to $17,780,000.00 of United States Government Guaranteed Ship Financing Bonds.(6)

              (b) Title XI Reserve Fund and Financial Agreement dated February 9, 1995, by and between the Company and the United States of America.(6)

              (c)   Form of 8.16% Sinking Bond Fund, 2010 Series.(6)

      10.1    Contracts With The United States Navy

              (a) Agreement dated June 28, 1985, by and between the Company and the United States of America (Contract No. N00024-85-C-2131) for the construction of T-AO 187 Class Oiler Ships and various modifications thereto(4) including modification P00005 thereto entered into on June 16, 1988, and the related Acknowledgement of Transfer and Transfer Agreement relating to the Company's agreement to assume certain of the rights and obligations to build two such vessels under an Agreement dated May 6, 1985, by and between Pennsylvania Shipbuilding Co. and the United States of America.(8)

              (b)   Agreement dated June 20, 1988, by and between the

                    Company and the United States of America (Contract No. N00024-88-C-2050) for the construction of T-AO 187 Class Oiler Ships and various modifications thereto(8) and modification P00036 thereto.(5)

              (c) Agreement dated November 21, 1983, by and between the Company and the United States of America (Contract No. N00024-84-C-2027) for the construction of LSD-41 Class Landing Ship Dock vessels and various modifications thereto.(4)

              (d) Agreement dated June 17, 1988, by and between the Company and the United States of America (Contract No. N00024-88-C-2048) for the construction of LSD-41 Class Landing Ship Dock vessels and modification nos. P00001 and P00002(8), modification nos. P00008 and P00013 thereto(3) and modification P00029 thereto.(5)

              (e) Agreement dated July 15, 1988, by and between the Company and the United States of America (Contract No. N00024-88-C-2221) for the conversion of AO-177 Class Oilers to AO-177 Jumbo Class and various modifications thereto.(8)

              (f) Agreement dated December 13, 1988, by and between AGM and the United States of America (Contract No. N00024-89-C-2110) for the construction of three LCACs.(8)

              (g) Agreement dated July 1, 1987, by and between Lockheed Shipbuilding Company and the United States of America (Contract No. N00024-87-C-2089) for the construction of seven LCACs (assumed by AGM in 1988).(8)

              (h) Agreement dated October 3, 1989, by and between the Company and the United States of America (Contract No. N00024-89-C-2162) for the construction of one MHC Class 51 ship and various modifications thereto(9), modification no. P00020(5) and modification no. P00027 thereto.

              (i) Agreement dated August 2, 1990, by and between the Company and the United States of America (Contract N00024-90-C-2304) for the construction of one MHC Class 51 ship,(3) and modification nos. P00002(5), P00013(5) and modification no. P00020 thereto.

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

              (l)   Agreement dated September 3, 1993, by and between the

                    Company and the United States of America (Contract No. N00024-93-C-2205) for the construction of one T-AKR 300 Class Strategic Sealift ship, various amendments and modifications nos. P00001, and P00003 and P00004 thereto(5) and modification P00007 thereto.(7)

              (m) Agreement dated October 12, 1993, by and between the Company and the United States of America (Contract No., N00024-94-C-2200) for the construction of one LSD 41 Class Landing Ship Dock.(5)

      10.2    Other Operating Contracts

              (a) Agreement dated July 10, 1991 by and between Crawford Technical Services, Inc. and the Dallas Area Rapid Transit Authority, and the supplement thereto, relating to providing operational and maintenance services for paratransit van services for the Dallas, Texas metropolitan area.(5)

              (b) Agreement dated January 28, 1991, by and between Crawford Technical Services, Inc. and the United States of America and various modifications thereto (Contract No. FO3602-91-C0007) relating to providing maintenance services with respect to family housing units located in a Little Rock, Arkansas air force base.(5)

              (c) Agreement dated January 12, 1994 by and between the Company and Belle of Orleans, L.L.C. for the construction of a 350-foot-long paddlewheel gaming vessel, various exhibits and Amendment nos. 1, 2 and 3 thereto.(7)

              (d) Agreement dated May 12, 1995 by and between the Company and American Heavy Lift Shipping Company for the construction of one ocean-going product tanker, S/S King.(2)

              (e) Agreement dated May 12, 1995 by and between the Company and American Heavy Lift Shipping Company for the construction of one ocean-going product tanker, S/S Knight.(2)

              (f) Agreement dated May 12, 1995 by and between the Company and American Heavy Lift Shipping Company for the construction of one ocean-going product tanker, S/S Solar.(2)

              (g) Agreement dated May 12, 1995 by and between the Company and American Heavy Lift Shipping Company for the construction of one ocean-going product tanker, S/S Spray.(2)

      10.3    Employee Benefit Plans

              (a) The Company's Amended and Restated Performance Share Plan dated April 24, 1989(10), as amended by Amendment No. 1 adopted December 5, 1994.(7)

              (b) The Company's Amended and Restated Stock Appreciation Plan and attachments thereto dated April 24, 1989(10), as amended by Amendment No. 1 adopted December 5, 1994.(7)

              (c) The Company's Amended and Restated Employee Stock Ownership Plan and the Related Trust Agreement(4), as amended and restated on December 5, 1994(7), as further amended by Amendment No. 1 adopted April 5, 1995(6) and as further amended by Amendment No. 2 adopted June 16, 1995.(2)

              (d) The Company's Pension Plan as Amended and Restated(7) as further amended by Amendment No. 1 adopted June 16, 1995.(2)

              (e) The Company's Amended and Restated Supplemental Pension Plan(4), as amended by Amendment Nos. 1 and 2 thereto(3).

              (f)   The Company's Excess Retirement Plan.(3)

              (g) Executive Group Insurance Benefits Plan specifying the excess insurance benefits provided to the Company's executive officers and certain other key personnel, and a summary description of health, accidental death and dismemberment, disability and life insurance benefits made available to employees of Avondale Services Corporation(3), as amended on March 25, 1994.(7)

              (h)   The Company's Directors' Deferred Compensation Plan.(3)

              (i)   Avondale Industries, Inc. Management Incentive Plan.(6)

              (j) Form of the Company's 401(k) Plan and related Trust effective January 1, 1996.

      10.4    Employment Agreements

              (a) Employment Agreement dated September 27, 1985, by and between the Company and Albert L. Bossier, Jr.(4) the term of which has been extended such that its current term extends through December 31, 1997.(7)

              (b) Employment Agreement dated June 18, 1987, by and between the Company and Thomas M. Kitchen(4) the term of which has been extended such that its current term extends through December 31, 1997.(7)

              (c) Employment Agreement dated June 18, 1987, by and between the Company and Kenneth B. Dupont(4) the term of which has been extended such that its current term extends through December 31, 1997.(7)

      10.5    Avondale/Ogden Letter Agreement.(11)

      10.6    Acquisition and Disposition Agreements

              (a) Asset Purchase Agreement dated January 27, 1987 by and between the Company and Connell Industries, L.P.(4)

              (b) Purchase Agreement dated June 22, 1988, by and between AGM, Lockheed Shipbuilding Company and Lockheed Corporation.(8)

              (c) Stock Purchase Agreement dated February 15, 1991, by and between Avondale Technical Services, Inc. and Oliver R. Crawford relating to the purchase of Crawford Technical Services, Inc.(3)

              (d) Asset Purchase Agreement dated November 20, 1992 between the Company and Bollinger Machine Shop & Shipyard, Inc., a Louisiana corporation (without exhibits).(5)

      10.7    Lease Agreements

              (a) Lease Agreement dated June 24, 1988, by and between the Company and the Board of Commissioners of the Port of New Orleans.(8)

              (b) Lease Agreement dated June 4, 1979, by and between the Company and Marrero Land and Improvement Association, Ltd.(8)

              (c) Adoption Agreement dated July 22, 1988, by and between the Company and Missouri Pacific Railroad Company, as supplemented on the date thereof.(8)

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

              (d) Stockholder Protection Rights Agreement dated as of September 26, 1994 between Avondale Industries, Inc. and Boatmen's Trust Company, as Rights Agent.(12)

      10.9    Revolving Credit Agreement dated as of May 10, 1994 among

              Avondale Industries, Inc., various financial institutions signatory thereto (the "Banks") and Continental Bank N.A. as the Agent for the Banks, and Amendment Nos. 1 and 2
              thereto.(7)

              (a) Third Amendment, Waiver and Consent to Revolving Credit Agreement, dated May 10, 1995.

              (b) Fourth Amendment and Consent to Revolving Credit Agreement, dated September 1, 1995.

              (c) Fifth Amendment to Revolving Credit Agreement, dated November 17, 1995.

      21      List of subsidiaries of the Company

      23      Consent of Deloitte & Touche LLP

      27      Financial Data Schedule

      99      Additional Exhibits

              (a) Subscription to Combustion, Inc. litigation preliminary settlement agreement setting forth specific terms of the settlement between Avondale and the Plaintiff Class.

     __________
     (1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

     (2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

     (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, as amended by Form 10-K/A.

     (4) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-20145) filed with the Commission on February 16, 1988.

     (5) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     (6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

     (7) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (8) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-27342) filed with the Commission on March 6, 1989.

     (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

     (10) Incorporated by reference from the Company's Registration Statement on Form S-8 and Form S-3 (Registration No. 33-31984) filed with the Commission on November 8, 1989.

     (11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.

     (12) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on September 30, 1994.


      (b) Reports on Form 8-K

          There were no reports on Form 8-K filed during the three month period ended December 31, 1995.



                                      SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 19,1996.

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

             Signature                   Title                  Date
     ----------------------------------------------------------------------

      /s/Albert L. Bossier, Jr.  Chairman of the Board,       January 19, 1996
      -------------------------  President and Chief
        Albert L. Bossier, Jr.   Executive Officer


      /s/Thomas M. Kitchen       Vice President, Chief        January 19, 1996
      -------------------------- Financial Officer
        Thomas M. Kitchen        Corporate Secretary and
                                 a Director

      /s/Kenneth B. Dupont       Vice President and a         January 19, 1996
      -------------------------- Director
        Kenneth B. Dupont

      /s/Anthony J. Correro, III Director                     January 19, 1996
      --------------------------
        Anthony J. Correro, III


      /s/Francis R. Donovan      Director                     January 19, 1996
      --------------------------
        Francis R. Donovan


      /s/William A. Harmeyer     Director                     January 19, 1996
      --------------------------
        William A. Harmeyer


      /s/Hugh A. Thompson        Director                     January 19, 1996
      --------------------------
        Hugh A. Thompson


      /s/Bruce L. Hicks          Vice President &             January 19, 1996
      -------------------------- Controller
        Bruce L. Hicks