Form 10-Q
period 1996-03-31
AVONDALE INDUSTRIES INC
filed 1996-05-14
CIK 829444

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

        (Mark One)

        [  X  ]Quarterly  Report  Pursuant  to  Section  13  or  15(d) of the
            Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1996

        [    ]Transition  Report  Pursuant  to  Section  13  or 15(d) of  the
            Securities Exchange Act of 1934

        For    the    transition    period    from    _______________________
        to________________________

        For Quarter Ended  March 31, 1996

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

                      Class                      Outstanding  at March 31, 1996
        Common stock, par value $1.00 per share         14,464,175 shares

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

                                       INDEX


                                                                  Page No.

        Part I.Financial Information

            Item 1.Financial Statements

                Independent Accountants' Report

                Consolidated Balance Sheets -
                December 31, 1995 and March 31, 1996

                Consolidated Statements of Operations -
                Three Months Ended March 31, 1995 and 1996

                Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 1995 and 1996

                Notes to Consolidated Financial Statements

            Item 2.Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

        Part II.Other Information

            Item 1.Legal Proceedings

            Item 2.Changes in Securities

            Item 3.Defaults Upon Senior Securities

            Item 4.Submission of Matters to a Vote of Security Holders

            Item 5.Other Information

            Item 6.Exhibits and Reports on Form 8-K

        INDEPENDENT ACCOUNTANTS' REPORT

        To the Board of Directors and Shareholders of Avondale Industries, Inc.

        We have reviewed the condensed consolidated financial statements of Avondale Industries, Inc. and subsidiaries, as listed in the accompanying index, as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

        We  have  previously  audited, in accordance with generally  accepted auditing standards, the consolidated balance sheet of Avondale Industries, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 19, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




        DELOITTE & TOUCHE LLP

        May 10, 1996

                           PART I - FINANCIAL INFORMATION

        Item 1.Financial Statements

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                    (UNAUDITED)


                                                 December 31,     March  31,
                                                    1995             1996
                                          						 -----------      ---------
       	ASSETS
        Current Assets:
          Cash and cash equivalents             $  38,524        $  64,366
          Restricted short-term investments           383              189
          Receivables (Note 2):
            Accounts receivable........            39,753           15,720
            Contracts in progress......        	   53,431           59,507
          Inventories:
            Goods held for sale........             7,409            6,312
            Materials and supplies.....             7,880            8,027
          Deferred tax assets .........            23,650           20,950
          Prepaid expenses and
	          other current assets .......             2,563            2,817
						                                            -------          -------
            Total current assets.......           173,593          177,888
                                         			 			  -------	         -------
        Property, Plant and Equipment:

          Land.........................             9,161            9,161
          Construction in progress.....             4,665            7,299
          Buildings and improvements...            55,326           55,284
          Machinery and equipment......           182,547          183,018
                                          						  -------	         -------
          Total........................           251,699          254,762

          Less accumulated depreciation          (121,661)        (124,130)
                                          						  -------	         -------
          Property, plant and equipment - net     130,038          130,632

        Goodwill - net.................             8,637            8,496
        Funds held for construction....               185
        Other assets...................             4,274            4,402
                                   					          -------	         -------
            Total assets...............         $ 316,727        $ 321,418
				                                          		  =======          =======
        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                    (UNAUDITED)


                                                 December 31,     March  31,
                                                    1995             1996
                                          						 -----------      ---------
        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities:
          Current portion of long-term debt     $   5,062        $   7,062
          Accounts payable.............            65,517           62,858
          Accrued employee compensation            10,777           12,483
          Other........................            11,249           12,492
                                          						  -------	         -------
            Total current liabilities              92,605           94,895

        Long-term debt ................            60,593           58,205

        Other liabilities and deferred credits     12,471           12,524

          Total liabilities............           165,669          165,624
                                          						  -------      	   -------
        Commitments and contingencies (Note 4)

        Shareholders' Equity:
          Common stock, $1.00 par value,
        	   authorized 30,000,000 shares;
	           issued - 15,927,191 shares
            in 1995 and 1996...........            15,927           15,927
          Additional paid-in capital...           373,911          373,911
          Accumulated deficit..........          (226,924)        (222,188)
			                                          			  -------	         -------
            Total......................           162,914          167,650

          Treasury stock (common: 1,463,016
       	    shares in 1995 and 1996) at cost     ( 11,856)        ( 11,856)
                                          						  -------	         -------
          Total shareholders' equity...           151,058          155,794
					                                          	  -------	         -------
          Total........................         $ 316,727        $ 321,418
					                                          	  =======	         =======

        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                    (UNAUDITED)


                                              THREE MONTHS ENDED MARCH 31,
                                                  1995          1996
                                   					        --------      --------

          Net sales....................        $ 133,575     $ 156,496

          Cost of sales................          120,171       139,210
                                          						 -------       -------

          Gross profit.................           13,404        17,286

          Selling, general and
	           administrative expenses....            7,663         9,033
 						                                          -------       -------

          Income from operations.......            5,741         8,253

          Interest expense.............          ( 1,279)      ( 1,386)

          Other - net..................              332           569
                                        					  	 -------       -------

          Income before income taxes...            4,794         7,436

          Income taxes ................          ( 1,750)      ( 2,700)
                                          						 -------       -------

          Net income...................        $   3,044     $   4,736
                                          						 =======       =======

          Net income per share of common stock $    0.21     $    0.33
                                   			         	 =======       =======

          Weighted average number of
       	    shares outstanding.........           14,464        14,464
						                                           =======       =======

          See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                   (In thousands)
                                    (UNAUDITED)


                                                         1995         1996
                                          						       --------	    --------
        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income.........................          $  3,044     $  4,736
          Adjustments to reconcile net income
	           to net cash provided by (used for)
	           operating activities:
            Depreciation and amortization....             2,418        2,676
            Deferred income taxes............             1,750        2,700
            Changes in operating assets
	           and liabilities:
              Receivables....................           (12,917)      17,957
              Inventories....................               157          950
              Prepaid expenses ..............             2,670      (   254)
              Accounts payable...............           ( 4,746)     ( 2,659)
              Accrued employee compensation..           ( 1,162)       1,706
              Other - net....................               563        1,403
					                                                 		-------	     -------
            Net Cash (Used for) Provided by
              Operating Activities...........            (8,223)      29,215
			                                               		 		 -------	     -------
        CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures...............            (6,251)      (3,179)
          Change in restricted short-term
             investments - net ..............           (16,212)         194
					    	                                              -------	     -------
          Net Cash Used for Investing Activities        (22,463)      (2,985)
						                                                  -------	     -------
        CASH FLOWS FROM FINANCING ACTIVITIES:
          Payment of long-term borrowings....              (478)        (388)
          Proceeds from long-term borrowings.            17,780            -
						                                                  -------	     -------
          Net Cash Provided by  (Used for)
            Financing Activities.............            17,302         (388)
						                                                  -------	     -------
        Net (decrease) increase
	         in cash and cash equivalents.......           (13,384)      25,842
        Cash and cash equivalents at
       	  beginning of period................            15,414       38,524
                                           						       -------	     -------
        Cash and cash equivalents
       	  at end of period...................           $ 2,030      $64,366
						                                                  =======      =======
        Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest.............................           $   574      $   176
						                                                  =======      =======
        Income taxes paid....................                -       $   960
						                                                  =======       =======

        See Notes to Consolidated Financial Statements.

        AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        1.  BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements include the accounts of Avondale Industries, Inc. and its wholly-owned subsidiaries ("Avondale" or the "Company"). In the opinion of the management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the interim financial statements. These interim financial statements should be read in conjunction with the December 31, 1995 audited financial statements and related notes filed on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

            The financial statements required by Rule 10-01 of Regulation S-X have been reviewed by independent public accountants as stated in their report included herein.

         2. RECEIVABLES

            The following information presents the elements of receivables at December 31, 1995 and March 31, 1996 (in thousands):

                                                      1995          1996
                                         						     -------	      -------
            Long-term contracts:
                U.S. Government:
                  Amounts billed..............      $ 30,151     $  6,826
                  Unbilled costs and estimated
                     profits on contracts in
                     progress.................        41,119       52,976
						                                               -------	     -------
                  Total.......................        71,270       59,802

                Commercial:
                  Amounts billed..............         4,364        3,059
                  Unbilled costs and estimated
                     profits on contracts in
                     progress.................        12,312        6,531
                                          						     -------	     -------

                Total from long-term contracts        87,946       69,392
            Trade and other current receivables        5,238        5,835
                                          						     -------	     -------
	           Total.............................      $ 93,184     $ 75,227
						                                               =======	     =======

	           Unbilled  costs  and  estimated  profits on contracts in progress were not billable to customers at  the  balance sheet dates under terms of the respective contracts.  As discussed in Note 2 of the
            Company's  Annual  Report included in the 1995  Form  10-K,   the
            Company  settled in December,  1995  its  Request  for  Equitable
            Adjustment  ("Minehunter  REA")  filed  with  the  U.S.  Navy  in connection  with  the Company's contract to construct four MHC-51
            Coastal Minehunters.   As  a  result  of  this  settlement,   the

            Company in December 1995 submitted to the U.S. Navy invoices totalling $30.7 million, the payment of which was received by the Company by March 31, 1996.

         3. FINANCING ARRANGEMENTS

            In the first quarter of 1996 the Company reached an agreement to extend to May 1998 the terms of its revolving credit agreement with various financial institutions. There have been no borrowings in 1996 under the revolving credit agreement.

         4. COMMITMENTS AND CONTINGENCIES

            Litigation

            As discussed in further detail in Note 10 of the Company's Annual Report included in the 1995 Form 10-K, the Company was advised in 1986 that it was a potentially responsible party ("PRP") with respect to an oil reclamation site operated by an unaffiliated company in Walker, Louisiana. To date, the Company and certain of the other PRPs for the site have funded the cost of the site's remediation under a preliminary cost-sharing agreement. At March 31, 1996, clean-up costs totalled $17.7 million, of which the Company has contributed $3.7 million. Additional work scheduled for the site includes the completion of studies in 1996, and if required by the results of these studies, subsequent remediation. Following completion of such remediation, it will be necessary to obtain Environmental Protection Agency approval to close the site, which consent may require subsequent post-closure activities such as groundwater monitoring and site maintenance for many years. The Company is not able to estimate the final costs for any such additional remedial work or post-closure costs that may be required; however, the Company believes that its proportionate share of expenditures for any additional work will not have a material adverse effect on the Company's financial statements. In addition, the Company believes that its proportionate responsibility for the clean-up costs will not be materially changed.

            Since July 1986, a number of "toxic tort" suits have been filed against the Company and numerous other defendants alleging claims for personal injury, property damage, and "fear of cancer" in connection with the reclamation site discussed above. The plaintiffs also sought substantial punitive damages. These cases were consolidated and certified as a class action. In 1995, the Judge for the Federal District Court for the Western District of Louisiana issued a ruling from the bench approving the Company's settlement of the class action lawsuit, such settlement subject to appeal following the issuance of the final written order. In the first quarter of 1996, the Federal District Court issued the written order confirming its earlier bench ruling. The period for filing appeals expired on April 7, 1996 at which time no appeals had been filed to the court approved settlement. Under the terms of the court approved settlement the Company paid $4.0 million cash into a settlement fund in the third quarter of 1995, using cash from operations, and issued a $2.0 million unsecured note to the plaintiff class. The note bears interest at 8% per annum and is due on January 28, 1997. The Company had previously recorded an accrual sufficient to provide for the $6.0 million settlement and has sufficient liquidity to fund the note. The Company could also be responsible for payment to the plaintiffs of up to an additional $6.0 million (plus interest at 8% per annum) if the plaintiffs are unsuccessful in collecting certain claims under Avondale's insurance policies that have been assigned to the plaintiff class under the settlement agreement. With respect to the potential contingent liability of the Company to pay additional sums under the settlement agreement, management believes that the eventual resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

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

            The Company has established accruals as appropriate for certain of the matters discussed above. While the ultimate outcome of lawsuits and proceedings against the Company cannot be predicted with certainty, management believes, based on current facts and circumstances and after review with counsel, that the eventual resolution of these matters will not have a material adverse effect on the Company's financial statements.

            Letters of Credit

            In the normal course of its business activities, the Company is required to provide letters of credit such as to secure the payment of workers' compensation and insurance obligations. Additionally, under certain contracts the Company may be required to provide letters of credit to secure certain performance obligations of the Company thereunder. Outstanding letters of credit relating to these business activities amounted to approximately $5.7 million at March 31, 1996; the Company issued an additional $5.0 million letter of credit in early April 1996. Outstanding letters of credit amounted to approximately $24.5 million at December 31, 1995.

        Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended March 31, 1996 and 1995 and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

        Overview

        The Company's operating results for the first quarter of 1996 continued the improvement shown in 1995. Net sales for the first quarter of 1996 were 17% above the level in the prior year's first quarter. Income before income taxes was 55% higher than the prior year period while net income increased 56% over the first quarter of 1995.

        The Company's backlog at March 31, 1996 was $1.3 billion exclusive of unexercised options aggregating $485 million held by the U.S. Navy for additional ship orders. Also not included in the backlog at March 31, 1996 is a contract announced in the fourth quarter of 1995 for the construction of four 42,000 DWT product carriers. The contract is subject to the receipt of a Title XI financing guarantee from the U.S. Maritime Administration and to the satisfaction of certain other conditions. Shortly after the end of the first quarter of 1996, the Company announced that at the request of the customer the delivery date of the four product carriers was extended from 1998 to the year 2000.

        During the first quarter of 1996, the Company delivered a third Landing Ship Dock - Cargo Variant ("LSD-CV") and a MHC-51 Class Coastal Minehunter ("MHC") to the U.S. Navy. Other planned U.S. Navy deliveries for the rest of 1996 include a double-hulled T-AO Oiler, representing the last of 16 built by the Company, and the third MHC in the contract for four which was begun in 1989. Commercial deliveries in 1996 are expected to include two of the four double-hulled product carrier forebodies the Company is retrofitting and the remainder of the series of 100 river hopper barges some of which were delivered in the fourth quarter of 1995.

        The Company continues to pursue the U.S. Navy's program for the LPD 17, the Navy's new class of amphibious transport dock vessel, through its previously disclosed alliance formed with Bath Iron Works Corporation, Hughes Aircraft Company and Intergraph Corporation. The first construction contract award in what is anticipated to be a multi-ship project is forecasted for the third quarter of 1996. If the alliance is successful in securing the contract, Avondale would be the prime contractor with ships constructed in both the Avondale and Bath yards. Hughes Aircraft will be responsible for the total ship system integration while the team will utilize Intergraph equipment for the design and manufacture of the ship. The alliance will be further strengthened by the technical staff of the Electric Boat Division of General Dynamics Corporation which recently acquired Bath Iron Works.

        In addition to the LPD-17, there are several other anticipated U.S. Navy programs that may offer shipbuilding opportunities to Avondale. This would include the possible construction of two additional Sealift vessels, a class of prepositioning vessels for the U.S. Marine Corps, up to 14 ADC(X) vessels (a class of auxiliary vessels designed to deliver fuel, ammunition and other supplies to the U.S Navy fleet with capabilities similar to the T-AOs currently under construction at Avondale), and the SC-21, which represents the next generation of surface combatant vessels. With a substantial portion of Avondale's current firm backlog scheduled for completion by 1998, it is important that Avondale be a successful bidder for all or a substantial portion of the LPD-17 vessels or other U.S. Navy or commercial work if it is to maintain its current level of shipbuilding activity beyond 1998.

        As previously disclosed, certain of the Company's operations were closed in 1994 upon the completion of their respective contracts. Two of these facilities are currently offered for sale while the Company continues to seek alternative uses for these facilities. With respect to environmental matters, the Company currently is not aware of any material liabilities to be incurred for site restoration, post closure, monitoring commitments, or other exit costs that may occur or result from the sale, disposal or abandonment of any of these properties.

        Results of Operations

        The Company recorded net income of $4.7 million, or $0.33 per share, for the first quarter of 1996 compared to $3.0 million, or $0.21 per share, for the first quarter of 1995, representing a 56% increase in net income over the first quarter of 1995.

        The Company's operating results in the current period primarily reflect operating profits recognized on the LSD-CV 52 and seven T-AO contracts. The Company also recorded a partial reversal of a previously recognized loss which was recorded in prior years on the contract to construct three LSD-CVs and a provision for a loss on the contract to construct river hopper barges representing costs incurred in connection with the Company's entry into this competitive market. The Company has experienced a higher than expected level of cost at the inception of this contract, and, as a result, recorded the foregoing provision. Also contributing to the 1996 operating results were profits recorded by the Company's marine repair, wholesale steel and modular steel construction operations.

	Net sales for the first quarter of 1996 reflected an increase of $22.9 million, or 17%, compared to the same period in the prior year. The increase was primarily due to increased net sales revenues recorded on the contracts to construct the Strategic Sealift ships, the Coast Guard Icebreaker ship, the forebodies for the four product carriers and the contract to construct the river hopper barges. These increases were partially offset by reduced net sales revenues recorded on the contracts to construct the LSD-CV 52, three LSD-CVs and the seven T-AOs, as these contracts are in the advanced stages of completion, and by reduced net sales revenues recorded on the paddle-wheeled gaming vessels (the last of which was delivered in the second quarter of 1995).

        Gross profit for the first quarter of 1996 increased $3.9 million, or 29%, compared to the same period in 1995 due primarily to increased profits recognized on the contract to construct the seven T-AOs and a partial reversal of a previously recognized loss on three LSD-CVs (as discussed above).

       	Selling, general and administrative ("SG&A") expenses increased $1.4 million, or 18%, in the first quarter of 1996 compared to the first quarter of 1995. The increase is due primarily to indirect labor expenses incurred in association with the preparation of the LPD-17 proposal (discussed above).

       	Interest expense increased $107,000, or 8%, for  the first quarter of
        1996 compared to the same period  in the prior  year.   The  increase
        was due primarily to interest costs associated with the $17.8 million
        Title  XI  financing  completed  in  February  1995,  interest  costs
       	associated  with  a  note  issued  in  1995  as  part of a litigation
       	settlement  and  less  interest  being  capitalized  on  assets under
	       construction  due  to  the completion of the yard-wide  modernization
       	program.  These  increases  were  partially  offset by  a decrease in
	       interest  expense  associated  with  a  note  issued  in  1994 to the
	       Company's  former  corporate  parent,  the  terms  of  which required
	       partial payment of the note in June 1995.

        The operating results for the first quarter of 1996 included an income tax provision of $2.7 million, or $0.19 per share, compared to an income tax provision of $1.8 million, or $0.12 per share, for the same period in the prior year. The current period income tax provision essentially represents a non-cash charge due primarily to the utilization of net operating loss carry forwards previously recognized as a deferred tax asset in the financial statements.

        Liquidity and Capital Resources

        The Company's cash and cash equivalents totaled $64.4 million at March 31, 1996 as compared to $38.5 million at December 31, 1995. Included in the cash balance at March 31, 1996 are amounts collected as a result of the settlement of the Company's Request for Equitable Adjustment ("Minehunter REA") filed with the U.S. Navy related to the four MHCs currently under contract (as discussed in further detail in Note 2 of the Company's Annual Report included in the 1995 Form 10-
        K). The Company's sources of cash thus far in 1996 consisted of $29.2 million of funds provided by operations (including the amounts collected under the Minehunter REA discussed above) while the Company's primary uses of cash in the current year consisted of capital expenditures of $3.2 million and payment of long term borrowings of $388,000.

        In the first quarter of 1996, the terms of the Company's $42.5 million revolving credit agreement were extended to May, 1998. At March 31, 1996, there were approximately $5.7 million of letters of credit issued against the credit facility, with an additional $5.0 million letter of credit issued in early April, 1996, leaving approximately $31.8 million of liquidity available to Avondale for operations and other purposes. Continuing access to the credit facility is conditioned upon the Company remaining in compliance with the covenants of the agreement, including the maintenance of certain financial ratios. At March 31, 1996 the Company was in compliance with the covenants contained therein. The Company believes that its capital resources will be sufficient to finance current and projected operations.

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

        Item 6.  Exhibits and Reports on Form 8-K

                 (a) Exhibits

                      3.1 Articles of Incorporation of the Company(1).

                      3.2 Bylaws of the Company(2).

                     10.3 Employee Benefit Plans

                          (c) The Company's Amended and Restated Employee Stock Ownership Plan(3), as further amended by Amendment No. 1 adopted April 5, 1995(4), as further amended by Amendment No. 2 adopted June 16, 1995(5) and as further amended by Amendment No. 3 adopted February 5, 1996; and the related Amended and Restated Trust Agreement.

                          (j) The Company's 401(k) Plan and related Trust effective January 1, 1996.

                          (k)  The Company's Executive Retirement Trust.

                     10.4 Employment Agreements

                          (d) Amended and Restated Change of Control Agreement dated January 19, 1996 by and between the Company and Albert L. Bossier, Jr.

                          (e)  Amended   and   Restated  Change  of   Control

                               Agreement  dated  January   19,  1996  by  and
                               between the Company and Thomas M. Kitchen.

                          (f)  Amended   and   Restated  Change  of   Control
                               Agreement  dated  January   19,  1996  by  and
                               between the Company and Kenneth B. Dupont.

                          (g) The Company's Severance Pay Plan and Summary Plan Description adopted March 1, 1996.

                     15   Letter re: unaudited interim financial information.

                     27   Financial Data Schedule

                 (b) Reports on Form 8-K:

                          Not applicable.

        _______________

        (1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

        (2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

        (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

        (4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

        (5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

                                     SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              AVONDALE INDUSTRIES, INC.


        Date:  May 14, 1996         By:/s/  ALBERT L. BOSSIER, JR.
                                            Albert L. Bossier, Jr.
                                            Chairman, President &
                                              Chief Executive Officer





        Date:  May 14, 1996         By:/s/ THOMAS M. KITCHEN
                                            Thomas M. Kitchen
                                            Vice President &
                                              Chief Financial Officer

                                   EXHIBIT INDEX

        Number                Description

         3.1    Articles of Incorporation of the Company(1).

         3.2    Bylaws of the Company(2).

        10.3    Employee Benefit Plans

                (c) The Company's Amended and Restated Employee Stock Ownership Plan(3), as further amended by Amendment No. 1 adopted April 5, 1995(4), as further amended by Amendment No. 2 adopted June 16, 1995(5) and as further amended by Amendment No. 3 adopted February 5, 1996; and the related Amended and Restated Trust Agreement.

                (j) The Company's 401(k) Plan and related Trust effective January 1, 1996.

                (k)  The Company's Executive Retirement Trust.

        10.4    Employment Agreements

                (d)  Amended  and Restated Change of Control Agreement  dated
                     January  19,   1996  by  and  between  the  Company  and
                     Albert L. Bossier, Jr.

                (e)  Amended and Restated  Change  of Control Agreement dated
                     January  19,  1996  by  and  between   the  Company  and
                     Thomas M. Kitchen.

                (f)  Amended  and Restated Change of Control Agreement  dated
                     January  19,   1996  by  and  between  the  Company  and
                     Kenneth B. Dupont.

                (g) The Company's Severance Pay Plan and Summary Plan Description adopted March 1, 1996.

        15  Letter re: unaudited interim financial information.

        27  Financial Data Schedule

        _______________

        (1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

        (2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

        (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                                   EXHIBIT INDEX

        (4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

        (5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.