Form 10-Q
period 1996-06-30
AVONDALE INDUSTRIES INC
filed 1996-08-06
CIK 829444

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

        (Mark One)

        [ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1996

        [    ]Transition  Report  Pursuant  to  Section  13  or 15(d) of  the
        Securities Exchange Act of 1934

        For    the    transition    period    from    _______________________
        to________________________

        For Quarter Ended  June 30, 1996

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

                       Class                     Outstanding at June 30, 1996
        Common stock, par value $1.00 per share       14,464,175 shares

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

                                       INDEX


                                                                  Page No.

        Part I.  Financial Information

            Item 1.  Financial Statements

                Independent Accountants' Report

                Consolidated Balance Sheets -
                December 31, 1995 and June 30, 1996

                Consolidated Statements of Operations -
                Quarters and Six Months Ended June 30, 1995 and 1996

                Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 1995 and 1996

                Notes to Consolidated Financial Statements

            Item 2.Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

        Part II.  Other Information

            Item 4.  Submission of Matters to a Vote of Security Holders

            Item 6.  Exhibits and Reports on Form 8-K

        INDEPENDENT ACCOUNTANTS' REPORT

        To the Board of Directors and Shareholders of Avondale Industries, Inc.

        We have reviewed the condensed consolidated financial statements of Avondale Industries, Inc. and subsidiaries, as listed in the accompanying index, as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Avondale Industries, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 19, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




        DELOITTE & TOUCHE LLP

        August 2, 1996

                           PART I - FINANCIAL INFORMATION

        Item 1.Financial Statements

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                    (UNAUDITED)


                                                December 31,      June 30,
                                                    1995            1996
                                                ------------     ---------
        ASSETS
        Current Assets:
          Cash and cash equivalents               $ 38,524        $ 58,394
          Restricted short-term investments            383
          Receivables (Note  2):
            Accounts receivable                     39,753          13,355
            Contracts in progress                   53,431          70,310
          Inventories:
            Goods held for sale                      7,409           6,962
            Materials and supplies                   7,880           8,014
          Deferred tax assets (Note 5)              23,650          17,850
          Prepaid expenses                           2,563           2,419
                                                   -------         -------
            Total current assets                   173,593         177,304
                                                   -------         -------
        Property, Plant and Equipment:

          Land                                       9,161           8,733
          Construction in progress                   4,665          11,021
          Buildings and improvements                55,326          55,195
          Machinery and equipment                  182,547         183,648
                                                   -------         -------
          Total                                    251,699         258,597

          Less accumulated depreciation           (121,661)       (126,687)
                                                   -------         -------
          Property, plant and equipment - net      130,038         131,910
                                                   -------         -------

        Goodwill - net                               8,637           8,355
        Deferred tax assets (Note 5)                    --           9,007
        Other assets                                 4,459           4,228
                                                   -------         -------
            Total assets                         $ 316,727       $ 330,804
                                                   =======         =======

        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                    (UNAUDITED)


                                                December 31,      June 30,
                                                    1995            1996
                                                ------------     ---------

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities:
          Current portion of long-term debt      $   5,062      $    4,067
          Accounts payable                          65,517          61,857
          Accrued employee compensation             10,777          11,676
          Other                                     11,249          12,338
                                                   -------         -------
            Total current liabilities               92,605          89,938

        Long-term debt                              60,593          56,737

        Other liabilities and deferred credits      12,471          14,045
                                                   -------         -------
          Total liabilities                        165,669         160,720
                                                   -------         -------
        Commitments and contingencies (Note 4)

        Shareholders' Equity:
          Common stock, $1.00 par value, authorized
            30,000,000 shares; issued - 15,927,191
            shares in 1995 and 1996   .             15,927          15,927
          Additional paid-in capital               373,911         373,911
          Accumulated deficit                     (226,924)       (207,898)
                                                   -------         -------
            Total                                  162,914         181,940

          Treasury stock (common: 1,463,016 shares
            in 1995 and 1996) at cost..            (11,856)        (11,856)
                                                   -------         -------
          Total shareholders' equity               151,058         170,084
                                                   -------         -------
          Total                                  $ 316,727       $ 330,804
                                                   =======         =======

         See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                    (UNAUDITED)

                                      Quarters Ended        Six Months Ended
                                         June 30,                June 30,
                                      1995       1996        1995       1996
                                     -------    -------     -------   -------
        Net sales                   $152,788   $152,577    $286,363  $309,073

        Cost of sales                138,968    134,411     259,139   273,621
                                     -------    -------     -------   -------
        Gross profit                  13,820     18,166      27,224    35,452

        Selling, general and
          administrative expenses      7,598      9,292      15,261    18,325
                                     -------    -------     -------   -------
        Income from operations         6,222      8,874      11,963    17,127

        Interest expense              (1,278)    (1,262)     (2,557)   (2,648)

        Other - net                      499        778         831     1,347
                                     -------    -------     -------   -------
        Income before income taxes     5,443      8,390      10,237    15,826

        Income tax benefit (Note 5)    3,050      5,900       1,300     3,200
                                     -------    -------     -------   -------
        Net income                  $  8,493   $ 14,290    $ 11,537  $ 19,026
                                     =======    =======     =======   =======

        Net income per share of
          common stock              $   0.59   $   0.99    $   0.80  $   1.32
                                     =======    =======     =======   =======

        Weighted average number of
          shares outstanding          14,464     14,464      14,464    14,464
                                     =======    =======     =======   =======

        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                   (In thousands)
                                    (UNAUDITED)

                                                       1995           1996
                                                     -------        -------
        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                               $  11,537      $  19,026
          Adjustments to reconcile net income
            to net cash provided by operating
            activities:
            Depreciation and amortization              4,873          5,436
            Deferred income taxes                     (1,300)        (3,200)
            Changes in operating assets and
              liabilities, net of dispositions:
              Receivables                              2,495          9,519
              Inventories                                132            313
              Prepaid expenses                         2,745            144
              Accounts payable                         1,912         (3,660)
              Accrued employee compensation             (284)           899
              Other - net                              3,546          3,384
                                                     -------        -------
            Net Cash Provided by
              Operating Activities                    25,656         31,861
                                                     -------        -------
        CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                       (12,974)        (7,523)
          Change in restricted short-term
             investments - net                       ( 9,351)           383
          Proceeds from sale of assets                 3,067
                                                     -------        -------
          Net Cash Used for Investing Activities     (19,258)        (7,140)
                                                     -------        -------
        CASH FLOWS FROM FINANCING ACTIVITIES:
          Payment of long-term borrowings            (5,478)         (4,851)
          Proceeds from long-term borrowings         17,780
                                                    -------         -------
          Net Cash Provided  by (Used for)
            Financing Activities                     12,302          (4,851)
                                                    -------         -------
        Net increase in cash and cash equivalents    18,700          19,870
        Cash and cash equivalents at beginning
          of period                                  15,414          38,524
                                                    -------         -------
        Cash and cash equivalents at end
          of period                                $ 34,114        $ 58,394
                                                    =======         =======
        Supplemental Disclosures of Cash Flow Information:
        Cash paid during the period for:
        Interest                                   $  2,517        $  2,698
                                                    =======         =======
        Income taxes Paid                                --        $  1,360
                                                    =======         =======
        See Notes to Consolidated Financial Statements.

        AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        1.BASIS OF PRESENTATION

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

        2.RECEIVABLES

        The following information presents the elements of receivables at December 31, 1995 and June 30, 1996 (in thousands):

                                                  1995          1996
                                                 -------       -------
        Long-term contracts:
        U.S. Government:
          Amounts billed                        $ 30,151      $    778
          Unbilled costs and estimated
            profits on contracts in
            progress                              41,119        44,460
                                                 -------       -------
          Total                                   71,270        45,238

        Commercial:
          Amounts billed                           4,364         6,104
          Unbilled costs and estimated
            profits on contracts in
            progress                              12,312        25,850
                                                 -------       -------
        Total from long-term contracts            87,946        77,192
        Trade and other current receivables        5,238         6,473
                                                 -------       -------
        Total                                   $ 93,184      $ 83,665
                                                 =======       =======

        Unbilled costs and estimated profits on contracts in progress were not billable to customers at the balance sheet dates under terms of the respective contracts. As discussed in Note 2 of the Company's Annual Report included in the 1995 Form 10-K, the Company settled in December, 1995 its Request for Equitable Adjustment ("Minehunter REA") filed with the U.S. Navy in connection with the Company's contract to construct four MHC-51 Coastal Minehunters. As a result of this settlement, the Company in December 1995 submitted to the

        U.S. Navy invoices totaling $30.7 million, the payment of which was received by the Company in the first quarter of 1996.

        3.FINANCING ARRANGEMENTS

        In the first quarter of 1996 the Company reached an agreement to extend to May 1998 the terms of its revolving credit agreement with various financial institutions. There have been no borrowings in 1996 under the revolving credit agreement.

        4.COMMITMENTS AND CONTINGENCIES

        Litigation

        As discussed in further detail in Note 10 of the Company's Annual Report included in the 1995 Form 10-K, the Company was advised in 1986 that it was a potentially responsible party ("PRP") with respect to an oil reclamation site operated by an unaffiliated company in Walker, Louisiana. To date, the Company and certain of the other PRPs for the site have funded the cost of the site's remediation under a preliminary cost-sharing agreement. At June 30, 1996, clean-up costs totaled $17.7 million, of which the Company has contributed $3.7 million. Additional work scheduled for the site includes the completion of studies in 1996, and if required by the results of these studies, subsequent remediation. Following completion of such remediation, it will be necessary to obtain Environmental Protection Agency approval to close the site, which consent may require subsequent post-closure activities such as groundwater monitoring and site maintenance for many years. The Company is not able to estimate the final costs for any such additional remedial work or post-closure costs that may be required; however, the Company believes that its proportionate share of expenditures for any additional work will not have a material adverse effect on the Company's financial statements. In addition, the Company believes that its proportionate responsibility for the clean-up costs will not be materially changed.

        In 1995, the Federal District Court for the Western District of Louisiana issued a bench ruling approving the Company's settlement of a class action lawsuit involving alleged personal injury and property damage arising from the Walker, La. reclamation site. In the first quarter of 1996, the Federal District Court issued the written order confirming its earlier bench ruling. The period for filing appeals expired on April 7, 1996 and no appeals were filed. Under the terms of the settlement, the Company paid $4.0 million cash into a settlement fund in the third quarter of 1995, using cash from operations, and issued a $2.0 million unsecured note to the plaintiff class. The note bears interest at 8% per annum and is due on January 28, 1997. The Company had previously recorded an accrual sufficient to provide for the $6.0 million settlement and has sufficient liquidity to fund the note. The Company could also be responsible for payment to the plaintiffs of up to an additional $6.0 million (plus interest at 8% per annum) if the plaintiffs are unsuccessful in collecting certain claims under Avondale's insurance policies that have been assigned to the plaintiff class under the settlement agreement. With respect to the potential contingent liability of the Company to pay additional sums under the settlement agreement, management believes that the eventual resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

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

        Letters of Credit

        In the normal course of its business activities, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations, other insurance obligations and to provide a debt service reserve related to $36.3 million of Series 1994 industrial revenue bonds. Additionally, under certain contracts the Company may be required to provide letters of credit to secure certain performance obligations of the Company thereunder. Outstanding letters of credit relating to these business activities amounted to approximately $11.0 million and $25.4 million at June 30, 1996 and December 31, 1995, respectively.

        5.  INCOME TAXES

        During the second quarter of 1996 and 1995 the deferred tax valuation allowance decreased by $9.0 million and $10.0 million, respectively, based on current evaluations of the Company's expectations of the likelihood of future operating income related to its existing backlog. The first $5.0 million of the 1995 decrease was recorded as a reduction in goodwill in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The remaining $5.0 million for 1995 and the entire $9.0 million for 1996 were recorded as a reduction of income tax expense. Such benefits in the current and prior year periods recognized for financial reporting purposes the availability of net operating loss carry forwards to offset estimated future earnings. At June 30, 1996, the benefits related to substantially all of the Company's net operating loss carry forwards have been recognized for financial reporting purposes.

        Item 2:Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended June 30, 1996 and 1995 and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

        Overview

        The Company continued the trend of improvement in its operating results by recording significant increases compared to the same periods in the prior year. Income before income taxes increased by 54% for the second quarter of 1996 and by 55% for the first six months of 1996 compared to the same periods in the prior year. Further, net income increased 68% for the second quarter of 1996 and 65% for the first six months of 1996 over the same periods in 1995. Net income in both the current and prior year periods include the effects of deferred income tax benefits as discussed below.

        The Company's firm backlog at June 30, 1996 was approximately $1.1 billion. During the first six months of 1996, the Company delivered a double-hulled T-AO Oiler, representing the last of 16 built by the Company, a third Landing Ship Dock - Cargo Variant ("LSD-CV") and the second of four MHC-51 Class Coastal Minehunters ("MHC") to the U.S. Navy. Shortly after the end of the second quarter the Company delivered the third MHC. The fourth MHC is scheduled for delivery later in 1996 and represents the last vessel to be delivered to the U.S. Navy for the remainder of 1996. Commercial deliveries for the second half of 1996 are expected to include two of the four double-hulled forebodies the Company is retro-fitting to product carriers and river hopper barges.

        The Company continues to pursue the U.S. Navy's program for the LPD 17, the Navy's new class of amphibious transport dock vessel, through its previously disclosed alliance formed with Bath Iron Works Corporation, Hughes Aircraft Company and Intergraph Corporation. The contract for the design and construction of the first ship, in what is anticipated to be a multi-ship project, is expected during the third quarter of 1996. If the alliance is successful in securing the contract, Avondale would be the prime contractor with ships constructed in both the Avondale and Bath yards. Hughes Aircraft will be responsible for the total ship system integration while the team will utilize Intergraph equipment for the design and manufacture of the ship. The alliance will be further strengthened by the technical staff of the Electric Boat Division of General Dynamics Corporation which recently acquired Bath Iron Works. The proposal was submitted on June 28, 1996.

        With a substantial portion of Avondale's current firm backlog scheduled for completion by 1998, it is important that Avondale be a successful bidder for all or a substantial portion of the LPD-17 vessels or other U.S. Navy or commercial work if it is to maintain its current level of shipbuilding activity beyond 1998. Other U.S. Navy programs that may offer shipbuilding opportunities to Avondale include the possible construction of two additional Sealift vessels; a class of prepositioning vessels for the U.S. Marine Corps; up to six of the U.S. Navy's planned Arsenal Ship (a new concept of warship which could act as a floating remote-controlled missile launcher by utilizing integrated communications and electronics); up to 14 ADC(X) vessels (a class of auxiliary vessels designed to deliver fuel, ammunition and other supplies to the U.S. Navy fleet with capabilities similar to the T-AOs constructed at Avondale); and the SC-21, which represents the next generation of surface combatant vessels. Commercial opportunities include the retro-fitting of existing tankers and construction of new double-hulled tankers in response to the Oil Pollution Act of 1990 which required the phased-in transition of single-hulled tankers and product carriers to double-hulled vessels beginning January 1, 1995. As noted above, the Company is currently retro-fitting four double-hulled forebodies to product carriers. In addition, the Company announced in the fourth quarter of 1995 a contract for the construction of four 42,000 DWT double-hulled product carriers. The contract is subject to the receipt of a Title XI financing guarantee from the U.S. Maritime Administration and to the satisfaction of certain other conditions. In the second quarter of 1996 the Company announced that at the request of the customer the delivery date was extended from 1998 to the year 2000. This contract is not included in the Company's backlog at June 30, 1996.

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

        Results of Operations

        The Company recorded net income of $14.3 million, or $0.99 per share, for the second quarter of 1996 compared to $8.5 million, or $0.59 per share, for the second quarter of 1995, representing a 68% increase in net income over the prior year period. For the first six months of 1996 the Company recorded net income of $19.0 million, or $1.32 per share, compared to $11.5 million, or $0.80 per share, for the same period in 1995, or 65% higher than the prior year period. Additionally, the Company recorded income from operations of $8.9 million in the current quarter and $17.1 million for the first six months of 1996, representing an increase of 43% for both current year periods over the same periods in the prior year.

        The increase in the Company's operating results in the second quarter and first six months of 1996 primarily reflect operating profits recognized on the seven T-AO contract and a partial reversal of a previously recognized loss which was recorded in prior years on the contract to construct three LSD-CVs. A $4.5 million provision for a loss on the contract to construct river hopper barges, representing costs incurred in connection with the Company's entry into this competitive market, was recognized in the first three months of 1996. The Company experienced a higher than expected level of cost at the inception of this contract, and, as a result, recorded the foregoing provision. Also contributing to the 1996 operating results were profits recorded by the Company's marine repair, wholesale steel and modular steel construction operations.

        Net sales for the second quarter of 1996 were consistent with the second quarter of 1995 while net sales for the first six months of 1996 reflected an increase of $22.7 million, or 8%, compared to the same period in the prior year. The increase in the first six months of 1996 was primarily due to increased net sales revenues recorded on the contracts to construct the Strategic Sealift ships, the forebodies for the four product carriers, the Coast Guard Icebreaker ship and the contract to construct the river hopper barges. These increases were partially offset by reduced net sales revenues recorded on the contracts to construct the LSD-CV 52, three LSD-CVs, seven T-AOs and four MHCs as these contracts are near completion, and by reduced net sales revenues recorded on paddle-wheeled gaming vessels (the last of which was delivered in the second quarter of 1995).

        Gross profit for the second quarter and first six months of 1996 increased $4.3 million, or 31%, and $8.2 million, or 30%, respectively, compared to the same periods in 1995. The increase is due primarily to profits recognized on the contract to construct the seven T-AOs.

        Selling, general and administrative ("SG&A") expenses increased $1.7 million, or 22%, in the second quarter of 1996 and $3.1 million, or 20%, for the first six months of 1996 compared to the same periods in the prior year. The increases in SG&A expenses were due primarily to expenses incurred in association with the preparation of the LPD-17 proposal (discussed above).

        Interest expense for the second quarter of 1996 was consistent with the same period in 1995. Interest expense for the first six months of 1996 increased $91,000, or 4%, compared to the same period in the prior year. The increase for the 1996 six month period was due primarily to interest costs associated with the $17.8 million Title XI financing completed in February 1995, interest costs associated with a note issued in 1995 as part of a litigation settlement and less interest being capitalized on assets under construction due to the completion of the yard-wide modernization program. These increases were partially offset by a decrease in interest expense associated with a note issued in 1994 to the Company's former corporate parent, the terms of which required partial payment of the note in June 1995 and a final payment which was made in June 1996.

        The operating results for the second quarter and first six months of 1996 included a deferred income tax benefit of $9.0 million compared to a deferred income tax benefit of $5.0 million in the comparable year earlier periods. Such deferred income tax benefits in the current and prior year's periods recognized for financial reporting purposes the availability of net operating loss carry forwards to offset estimated future earnings. At June 30, 1996, the benefits related to substantially all of the Company's net operating loss carry forwards have been recognized for financial reporting purposes.

        Liquidity and Capital Resources

        The Company's cash and cash equivalents totaled $58.4 million at June 30, 1996 as compared to $38.5 million at December 31, 1995. Included in the cash balance at June 30, 1996 are amounts collected as a result of the settlement of the Company's Request for Equitable Adjustment ("Minehunter REA") filed with the U.S. Navy related to the four MHCs currently under contract (as discussed in further detail in Note 2 of the Company's Annual Report included in the 1995 Form 10-
        K). The Company's sources of cash thus far in 1996 consisted of $31.9 million of funds provided by operations (including the amounts collected under the Minehunter REA discussed above) while the Company's primary uses of cash in the current year consisted of capital expenditures of $7.5 million and payment of long term borrowings of $4.9 million.

        In the first quarter of 1996, the terms of the Company's $42.5 million revolving credit agreement were extended to May, 1998. At June 30, 1996, there were approximately $11.0 million of letters of credit issued against the credit facility leaving approximately $31.5 million of liquidity available to Avondale for operations and other purposes. Continuing access to the credit facility is conditioned upon the Company remaining in compliance with the covenants of certain financial ratios. At June 30, 1996 the Company was in compliance with the covenants contained therein. The Company believes that its capital resources will be sufficient to finance current and projected operations.

                            PART II - OTHER INFORMATION



        Item 4.  Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of the shareholders of Avondale Industries, Inc. held on April 2, 1996 , 11,496,648 shares of the 14,464,175 shares outstanding were present in person or by proxy at the meeting. The voting tabulation follows:

        (a)The election of the following to the Board of Directors:

        Anthony J. Correro, III, 10,929,064 votes for, 567,584 votes withheld and Kenneth B. Dupont, 11,063,682 votes for, 432,966 votes withheld.

        The following is a list of each other director whose term of office as a director continued after the meeting:

        Albert L. Bossier, Jr., Francis R. Donovan, William A. Harmeyer, Thomas M. Kitchen and Hugh A. Thompson.

        (b)A proposal to urge the Board of Directors to redeem the rights issued under the Shareholder Protection Rights Plan: 5,837,513 against, 3,968,663 for, 99,330 abstained and zero broker nonvote.

        (c)A  proposal  to   urge  the   Board  of   Directors  to  implement
        confidential voting by shareholders: 6,741,432 against, 3,075,787 for, 98,287 abstained and zero broker nonvotes.

        (d)A proposal related  to declassification of the Board of Directors:
        4,999,672 against, 4,793,167 for, 112,667 abstained and zero broker nonvotes.

        (e)A proposal regarding the process of articles of incorporation and bylaw adoption, amendment or repeal: 6,861,325 against, 2,891,261 for, 152,920 abstained and zero broker nonvotes.

        The directors were elected by plurality vote, proposals (c) and (d) required the affirmative vote of 80% of the total outstanding Common Stock and proposals (b) and (e) required the approval of a majority of the shares of Common Stock present or represented at the Annual Meeting.

        Item 6.  Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                 3.1 Articles of Incorporation of the Company(1).

                 3.2 Bylaws of the Company(2).

                10.3 Employee Benefit Plans

                     (d) The  Company's  Pension Plan as Amended and Restated
                         (3) as further amended by Amendment No. 1 adopted June 16, 1995(4) and as further amended by Amendment No. 2 adopted April 19, 1996.

                     (j) The Company's 401(k) Plan and related Trust effective
                         January 1, 1996(5) as amended by Amendment No. 1 adopted April 19, 1996.

                  15 Letter re: unaudited interim financial information.

                  27 Financial Data Schedule

                 (b) Reports on Form 8-K:

                     Not applicable.

        _______________

        (1)Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

        (2)Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

        (3)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

        (4)Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

        (5)Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

                                     SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              AVONDALE INDUSTRIES, INC.


        Date:  August 6, 1996            By:/s/ ALBERT L. BOSSIER, JR.
               --------------               --------------------------
                                            Albert L. Bossier, Jr.
                                            Chairman, President &
                                              Chief Executive Officer





        Date:  August 6, 1996            By:/s/ THOMAS M. KITCHEN
               --------------               ---------------------
                                            Thomas M. Kitchen
                                            Vice President &
                                              Chief Financial Officer

                                   EXHIBIT INDEX

        Number                  Description

         3.1     Articles of Incorporation of the Company(1).

         3.2     Bylaws of the Company(2).

        10.3     Employee Benefit Plans

                 (d) The Company's Pension Plan as Amended and Restated(3) as further amended by Amendment No. 1 adopted June 16, 1995(4) and as further amended by Amendment No. 2 adopted April 19, 1996.

                 (j) The Company's 401(k) Plan and related Trust effective January 1, 1996(5) as amended by Amendment No. 1 adopted April 19, 1996.

          15     Letter re: unaudited interim financial information.

          27     Financial Data Schedule

                 (b) Reports on Form 8-K:

                     Not applicable.

        _______________

        (1)Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

        (2)Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

        (3)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

        (4)Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

        (5)Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.