Form 10-Q
period 1996-09-30
AVONDALE INDUSTRIES INC
filed 1996-11-14
CIK 829444

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

        (Mark One)

        [  X  ]Quarterly  Report  Pursuant  to  Section  13  or  15(d) of the
            Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1996

        [    ]Transition  Report  Pursuant  to  Section  13  or 15(d) of  the
            Securities Exchange Act of 1934

        For    the    transition    period    from    _______________________
        to________________________

        For Quarter Ended September 30, 1996

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

                                                      Outstanding  at
               Class                                  September 30, 1996
        Common stock, par value $1.00 per share       14,464,175 shares

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

                                       INDEX


                                                                  Page No.

        Part I.  Financial Information

            Item 1.  Financial Statements

                Independent Accountants' Report

                Consolidated Balance Sheets -
                December 31, 1995 and September 30, 1996

                Consolidated Statements of Operations -
                Quarters  and  Nine  Months Ended September 30, 1995 and 1996

                Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 1995 and 1996

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

        Part II.  Other Information

                Item 6.  Exhibits and Reports on Form 8-K

        INDEPENDENT ACCOUNTANTS' REPORT

        To the Board of Directors and Shareholders of Avondale Industries, Inc.

        We have reviewed the condensed consolidated financial statements of Avondale Industries, Inc. and subsidiaries, as listed in the accompanying index, as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

        October 30, 1996

                           PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                    (UNAUDITED)

                                                December 31,    September 30,
                                                   1995             1996
                                          						   ----             ----
        ASSETS
        Current Assets:
          Cash and cash equivalents ............. $ 38,524        $ 52,561
          Restricted short-term investments  ....      383             --
          Receivables (Note  2):
            Accounts receivable  ................   39,753          10,311
            Contracts in progress ...............   53,431          78,296
          Inventories:
            Goods held for sale .................    7,409          10,339
            Materials and supplies ..............    7,880           8,347
          Deferred tax assets (Note 5) ..........   23,650          14,650
          Prepaid expenses ......................    2,563           3,080
                                          						   -------     	   -------
            Total current assets ................  173,593         177,584
                                          						   -------     	   -------
        Property, Plant and Equipment:

          Land ..................................    9,161           8,733
          Construction in progress ..............    4,665          13,571
          Buildings and improvements ............   55,326          55,792
          Machinery and equipment ...............  182,547         184,333
                                          						   -------	        -------
          Total .................................  251,699         262,429

          Less accumulated depreciation ......... (121,661)       (129,146)
                                          						   -------   	     -------
          Property, plant and equipment - net ...  130,038         133,283

        Goodwill - net ..........................    8,637           8,214
        Deferred tax assets (Note 5) ............      --            9,007
        Other assets ............................    4,459           5,198
                                          						   -------	        -------
            Total assets  ....................... $316,727        $333,286
                                          						   =======     	   =======

        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                    (UNAUDITED)

                                                December 31,    September 30,
                                                   1995             1996
                                           					   ----             ----
        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities:
          Current portion of long-term debt ....  $   5,062       $  4,957
          Accounts payable .....................     65,517         61,338
          Accrued employee compensation ........     10,777         12,109
          Other  ...............................     11,249         10,814
                                          						    -------        -------
            Total current liabilities ..........     92,605         89,218

        Long-term debt .........................     60,593         54,866

        Other liabilities and deferred credits..     12,471         13,506
                                          						    -------        -------
          Total liabilities ....................    165,669        157,590
                                                    -------        -------
        Commitments and contingencies (Note 4)

        Shareholders' Equity:
          Common stock, $1.00 par value,
            authorized 30,000,000 shares;
            issued - 15,927,191 shares
            in 1995 and 1996  ..................     15,927         15,927
          Additional paid-in capital ...........    373,911        373,911
          Accumulated deficit ..................   (226,924)      (202,286)
                                            				    -------        -------
            Total ..............................    162,914        187,552

          Treasury stock (common: 1,463,016
            shares in 1995 and 1996) at cost ...    (11,856)       (11,856)
                                          						    -------        -------
          Total shareholders' equity ...........    151,058        175,696
                                          						    -------        -------
          Total ................................   $316,727       $333,286
                                          						    =======        =======

        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                    (UNAUDITED)

                                         Quarters              Nine Months
                                    Ended September 30,      Ended September 30,
                                     1995        1996          1995       1996
                     			             ----        ----          ----       ----
        Net sales .............. $ 148,785   $ 148,384     $ 435,148  $ 457,457

        Cost of sales ..........   133,992     129,336       393,131    402,957
                            				   -------     -------       -------    -------
        Gross profit ...........    14,793      19,048        42,017     54,500

        Selling, general
          and administrative
          expenses .............     7,958       9,811        23,219     28,136
                            				   -------     -------       -------    -------

        Income from operations .     6,835       9,237        18,798     26,364

        Interest expense .......    (1,119)     (1,144)       (3,676)    (3,792)

        Other - net ............       638         719         1,469      2,066
                            				   -------     -------       -------    -------
        Income before
         income taxes ..........     6,354       8,812        16,591     24,638

        Income tax benefit
          (provision)(Note 5) ..     5,700      (3,200)        7,000        --
                            				   -------     -------       -------    -------
        Net income ............. $  12,054   $   5,612     $  23,591  $  24,638
                            				   =======     =======       =======    =======
        Net income per share of
          common stock .........    $ 0.83      $ 0.39        $ 1.63     $ 1.70
                              		   =======     =======       =======    =======
        Weighted average number
          of shares outstanding.    14,464      14,464        14,464     14,464
                            				   =======     =======       =======    =======

        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (In thousands)
                                    (UNAUDITED)
                                                            1995         1996
                                                 							    ----         ----
        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income ............................        $ 23,591     $ 24,638
          Adjustments to reconcile net income to net
            cash provided by operating activities:
            Depreciation and amortization .......           7,207        8,063
            Deferred income taxes ...............          (7,000)         --
            Gain on sale of assets ..............            (813)         --
            Changes in operating assets and
              liabilities, net of dispositions:
              Receivables .......................         (11,368)       4,577
              Inventories .......................            (700)      (3,397)
              Prepaid expenses ..................           3,237         (517)
              Accounts payable ..................           5,203       (4,179)
              Accrued employee compensation .....            (239)       1,332
              Other - net .......................           3,548         (307)
                                                 							  -------      -------
             Net Cash Provided by Operating Activities     22,666       30,210
                                                  						  -------      -------
        CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures ..................         (18,392)     (11,179)
          Change in restricted short-term
             investments - net ..................          (1,874)         383
          Proceeds from sale of assets ..........           3,248          455
                                                 							  -------      -------
          Net Cash Used for Investing Activities.         (17,018)     (10,341)
                                                 							  -------      -------
        CASH FLOWS FROM FINANCING ACTIVITIES:
          Payment of long-term borrowings .......          (5,866)      (5,832)
          Proceeds from long-term borrowings ....          17,780          --
                                                 							  -------      -------
          Net Cash Provided by (Used for)
            Financing Activities ................          11,914       (5,832)
                                                 							  -------      -------
        Net increase in cash and cash equivalents          17,562       14,037
        Cash and cash equivalents at
            beginning of period .................          15,414       38,524
                                                 							  -------      -------
        Cash and cash equivalents at end of period       $ 32,976     $ 52,561
                                                 							  =======      =======
        Supplemental Disclosures of Cash Flow Information:
        Cash paid during the period for:
        Interest ................................        $  3,532     $  3,536
                                                 							  =======      =======
        Note issued in litigation settlement (Note 4)    $  2,000
                                                 							  =======
        Income taxes ............................                     $  1,560
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

         2. RECEIVABLES

            The following information presents the elements of receivables at December 31, 1995 and September 30, 1996 (in thousands):

                                                      1995        1996
                                          						      ----        ----
           Long-term contracts:
                U.S. Government:
                  Amounts billed .............     $ 30,151    $  1,155
                  Unbilled costs and estimated
                     profits on contracts in
                     progress ................       41,119      53,524
                                          						    -------     -------
                 Total .......................       71,270      54,679

                Commercial:
                  Amounts billed .............        4,364       2,792
                  Unbilled costs and estimated
                     profits on contracts in
                     progress ................       12,312      24,772
                                          						    -------     -------
                Total from long-term contracts      87,946       82,243
            Trade and other current
                     receivables .............       5,238        6,364
                                          						   -------      -------
            Total ............................    $ 93,184     $ 88,607
                                          						   =======      =======

            Unbilled costs and estimated profits on contracts in progress were not billable to customers at the balance sheet dates under terms of the respective contracts. As discussed in Note 2 of the Company's Annual Report included in the 1995 Form 10-K, the Company settled in December, 1995 its Request for Equitable

            Adjustment ("Minehunter REA") filed with the U.S. Navy in connection with the Company's contract to construct four MHC-51 Coastal Minehunters. As a result of this settlement, the Company submitted to the U.S. Navy invoices totaling $30.7 million in December 1995. These invoices were paid in full by the Navy during the first quarter of 1996.

         3. FINANCING ARRANGEMENTS

            In the first quarter of 1996 the Company reached an agreement to extend to May 1998 the terms of its revolving credit agreement with various financial institutions. There have been no borrowings in 1996 under the revolving credit agreement.

         4. COMMITMENTS AND CONTINGENCIES

            Litigation

            As discussed in further detail in Note 10 of the Company's Annual Report included in the 1995 Form 10-K, the Company was advised in 1986 that it was a potentially responsible party ("PRP") with respect to an oil reclamation site operated by an unaffiliated company in Walker, Louisiana. To date, the Company and certain of the other PRPs for the site have funded the cost of the site's remediation under a preliminary cost-sharing agreement. At September 30, 1996, clean-up costs totaled $17.7 million, of which the Company has contributed $3.7 million. Additional work scheduled for the site includes the completion of studies in 1996, and if required by the results of these studies, subsequent remediation. Following completion of such remediation, it will be necessary to obtain Environmental Protection Agency approval to close the site, which consent may require subsequent post-closure activities such as groundwater monitoring and site maintenance for many years. The Company is not able to estimate the final costs for any such additional remedial work or post-closure costs that may be required; however, the Company believes that its proportionate share of expenditures for any additional work will not have a material adverse effect on the Company's financial statements. In addition, the Company believes that its proportionate responsibility for the clean-up costs will not be materially changed.

            In 1995, the Federal District Court for the Western District of Louisiana issued a bench ruling approving the Company's settlement of a class action lawsuit involving alleged personal injury and property damage arising from the Walker, La. reclamation site. In the first quarter of 1996, the Federal District Court issued the written order confirming its earlier bench ruling. The period for filing appeals expired on April 7, 1996 and no appeals were filed. Under the terms of the settlement, the Company paid $4.0 million into a settlement fund in the third quarter of 1995, using cash from operations, and issued a $2.0 million unsecured note to the plaintiff class. The note bears interest at 8% per annum and is due on January 28, 1997. The Company had previously recorded an accrual sufficient to provide for the $6.0 million settlement and has sufficient liquidity to fund the note. The Company could also be responsible for payment to the plaintiffs of up to an additional $6.0 million (plus interest at 8% per annum) if the plaintiffs are unsuccessful in collecting certain claims under Avondale's insurance policies that have been assigned to the plaintiff class under the settlement agreement. With respect to the potential contingent liability of the Company to pay additional sums under the settlement agreement, management believes that the eventual resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position or cash flows. Furthermore, the Company has initiated litigation against  its  insurer  for  a  declaration  of  coverage  of  the liability, if any, that may arise in connection with the remediation of the site referred to above. The court has ruled that the insurer has the duty to defend the Company, but has not yet ruled on whether the carrier has a duty to indemnify the Company if any liability is ultimately assessed against it. After consultation with counsel, the Company is unable to predict the eventual outcome of this litigation or the degree to which such potential liability would be indemnified by its insurance carrier.

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

            Letters of Credit

            In the normal course of its business activities, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations, other insurance obligations and to provide a debt service reserve fund related to $36.3 million of Series 1994 industrial revenue bonds. Additionally, under certain contracts the Company may be required to provide letters of credit to secure certain performance obligations of the Company thereunder. Outstanding letters of credit relating to these business activities amounted to approximately $11.3 million and $25.4 million at September 30, 1996 and December 31, 1995, respectively.

        5.  INCOME TAXES

            During 1995 and the first nine months of 1996, the Company provided for income taxes based on the maximum statutory rate for U.S. corporations. These provisions, however, were offset by certain adjustments related to deferred income taxes. During the second quarters of 1996 and 1995 and the third quarter of 1995, the deferred tax valuation allowance decreased by $9.0 million, $10.0 million, and $8.0 million, respectively, based on current evaluations of the Company's expectations of the likelihood of future taxable income that would permit the utilization of its net operating loss carry forwards. The first $5.0 million of the second quarter 1995 decrease was recorded as a reduction in goodwill in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The remaining $13.0 million for 1995 and the entire $9.0 million for 1996 were recorded as a reduction of income tax expense. Such benefits in the current and prior year periods recognized for financial reporting purposes the availability of net operating loss carry forwards to offset estimated future earnings. At September 30, 1996, the benefits related to substantially all of the Company's net operating loss carry forwards have been recognized for financial reporting purposes.

        Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended September 30, 1996 and 1995 and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

        Overview

        The Company continued the trend of improvement in its operating results by recording significant increases compared to the same periods in the prior year. Income before income taxes increased by 39% for the third quarter of 1996 and by 49% for the first nine months of 1996 compared to the same periods in the prior year. Further, net income increased by approximately 4% on a year to date basis over the same period in 1995. Net income in both the current and prior year periods include the effects of deferred income tax benefits as discussed below.

        The Company's firm backlog at September 30, 1996 was approximately $1 billion ($1.5 billion including options). During the first nine months of 1996, the Company delivered a double-hulled T-AO Oiler, representing the last of 16 built by the Company, a third Landing Ship Dock - Cargo Variant ("LSD-CV") and the second and third of four MHC-51 Class Coastal Minehunters ("MHC") to the U.S. Navy. The fourth MHC is scheduled for delivery in early 1997. Shortly after the end of the second quarter the Company delivered the first of four commercial product tankers that the Company is retrofitting with double hulls in compliance with the Oil Pollution Act of 1990.

        The Company continues to pursue the U.S. Navy's program for the LPD 17, the Navy's new class of amphibious transport dock vessel, through its previously disclosed alliance formed with Bath Iron Works Corporation, Hughes Aircraft Company and Intergraph Corporation. The proposal was submitted on June 28, 1996. The award of the contract for the design and construction of the first ship, in what is anticipated to be a multi-ship project, is expected by the close of 1996. If the alliance is successful in securing the contract, Avondale would be the prime contractor with ships constructed in both the Avondale and Bath yards. Hughes Aircraft will be responsible for total ship system integration while the team will utilize Intergraph technology for the design and manufacture of the ship. The alliance will be further strengthened by the technical staff of the Electric Boat Division of General Dynamics Corporation which recently acquired Bath Iron Works.

        With a substantial portion of Avondale's current firm backlog scheduled for completion in 1998, it is important that Avondale be a successful bidder for the LPD-17 vessels or other U.S. Navy or commercial work if it is to maintain its current level of shipbuilding activity beyond 1998. Other U.S. Navy programs that may offer shipbuilding opportunities to Avondale include the possible construction of two additional Sealift vessels; a class of prepositioning vessels for the U.S. Marine Corps; up to six of the U.S. Navy's planned Arsenal Ship (a new concept of warship which could act as a floating remote-controlled missile launcher by utilizing integrated communications and electronics) the first of which is expected to be awarded in 1997; and up to 14 ADC(X) vessels (a class of auxiliary vessels designed to deliver fuel, ammunition and other supplies to the U.S. Navy Fleet with capabilities similar to the T-AOs constructed at Avondale). Commercial opportunities include constructing vessels with national defense features for the Ready Reserve fleet and the retrofitting of existing tankers and construction of new double-hulled tankers in response to the Oil Pollution Act of 1990 which required the phase-in transition of single-hulled tankers and product carriers to double-hulled vessels beginning January 1, 1995. As noted above, the Company is currently retrofitting four double-hulled forebodies to product carriers. In addition, the Company announced in the fourth quarter of 1995 a contract for the construction of four 42,000 DWT double-hulled product carriers. The contract is subject to the receipt of a Title XI financing guarantee from the U.S. Maritime Administration and to the satisfaction of certain other conditions. In the second quarter of 1996 the Company announced that, at the request of the customer, the delivery date was extended from 1998 to the year 2000. This contract is not included in the Company's backlog at September 30, 1996.

        As previously disclosed, certain of the Company's operations were closed in 1994 upon the completion of their respective contracts. Two of these facilities are currently offered for sale while the Company continues to seek alternative uses for these facilities. Shortly after the close of the third quarter, the Company executed a purchase agreement with respect to one of the two sites. The agreement is subject to the purchaser's completing its due diligence, but the terms of the purchase agreement call for a closing to occur before year end. It is envisioned that the Company will not incur any significant additional gain or loss on the disposition of these assets.

        With respect to environmental matters, the Company currently is not aware of any material liabilities to be incurred for site restoration, post closure, monitoring commitments, or other exit costs that may occur or result from the sale, disposal or abandonment of any of these properties.

        Results of Operations

        The Company recorded net income of $5.6 million, or $0.39 per share, for the third quarter of 1996 compared to $12.1 million, or $0.83 per share, for the third quarter of 1995. The results for the third quarter of 1995 include an $8.0 million, or $0.55 per share, income tax benefit as discussed in Note 5 of the Notes to Consolidated Financial Statements contained elsewhere in this Form 10Q. For the first nine months of 1996, the Company recorded net income of $24.6 million, or $1.70 per share, compared to $23.6 million, or $1.63 per share, for the same period in 1995. Such 1996 and 1995 results include a $9.0 million, or $0.62 per share, and a $13.0 million, or $0.90 per share, respectively, income tax benefit as discussed in
        Note 5.

        The increases in the Company's operating results in the current quarter and first nine months of 1996 primarily reflect increased operating profits recognized on certain multi-vessel contracts with the U.S. Navy. These profits were made possible by improvements in production efficiencies resulting in significant cost savings during the latter stages of completion of these contracts. In addition, the Company began profit recognition on the contract to construct four Strategic Sealift vessels for the U.S. Navy. Also contributing to the 1996 operating results were profits recorded by the Company's marine repair, wholesale steel and modular steel construction operations.

        These profits were offset, in part, by losses recorded on two commercial marine construction contracts. A $4.5 million loss on the contract to construct river hopper barges, representing costs incurred in connection with the Company's entry into this competitive market, was recognized in the first three months of 1996 as the
        Company experienced a higher than expected level of cost at the inception of this contract. In addition, in the third quarter of 1996, Avondale recorded a $10 million loss with respect to the contract to retrofit four single-hull commercial tankers with new double hulls. This loss resulted from several factors, the most important of which was a significantly compressed construction schedule because the customer's financing was delayed significantly without a corresponding extension of the delivery schedules. In addition, as the first project through the Company's new automated production facility, these forebodies were negatively impacted as this new facility was in the start-up phase and did not benefit from the efficiencies which would have been realized from the completed factory. Finally, the pre-delivery testing of the first vessel revealed a condition which required certain modifications which resulted in the Company incurring incremental costs.

        The impact of these losses was mitigated by the fact that these contracts absorbed a substantial amount of overhead expenses which, in the absence of these contracts, would have been allocated to other contracts. In addition, these contracts have been important in the Company's reemergence in the competitive commercial tanker and barge markets. The tanker contract has also enabled the Company to construct four forebodies which are patterned after the forebody of Avondale's standard tanker, providing experience in constructing this portion of the vessel, enabling the Company to refine the design and construction techniques, and furthering the Company's progress toward achieving its stated goal of a more balanced mix of military and commercial work. The first double hull tanker was delivered on October 3, 1996, and the remaining vessels are scheduled to be delivered in 1997. The loss recorded includes some anticipated savings due to production efficiencies to be realized on later vessels.

        Net sales for the third quarter of 1996 were consistent with the third quarter of 1995 while net sales for the first nine months of 1996 reflected an increase of $22.3 million, or approximately 5%.

        The increase in the first nine months of 1996 was primarily due to increased net sales recorded on the contracts to construct the Strategic Sealift ships, the forebodies for the four product carriers, the Coast Guard Icebreaker ship and the contract to construct the river hopper barges. These increases were partially offset by reduced net sales recorded on the contracts to construct the LSD-CV 52, three LSD-CVs, seven T-AOs and four MHCs as these contracts are near completion, and by reduced net sales recorded on paddle-wheeled gaming vessels (the last of which was delivered in the second quarter of 1995).

        Gross profit for the third quarter and first nine months of 1996 increased $4.3 million, or 29%, and $12.5 million, or 30%, respectively, compared to the same periods in 1995. The increase is due primarily to profits recognized on the contract to construct the seven T-AOs and the commencement of profit recognition on the contract to construct four Strategic Sealift vessels for the U.S. Navy. These incremental profits were offset, in part, by the losses recorded on the Company's commercial contracts as discussed above.

        Selling, general and administrative ("SG&A") expenses increased $1.9 million, or 23%, in the third quarter of 1996 and $4.9 million, or 21%, for the first nine months of 1996 compared to the same periods in the prior year. The increases in SG&A expenses were due primarily to expenses incurred in association with the preparation of the LPD-17 proposal including the engagement of outside consultants.

        Net income for the first nine months of 1996 included a deferred income tax benefit of $9.0 million which was recorded in the second quarter of 1996. Similar deferred income tax benefits of $5.0 million and $8.0 million were previously recorded in the second and third quarters of 1995, respectively. These deferred income tax benefits recognize for financial reporting purposes the availability of net operating loss carry forwards to offset estimated future earnings. At September 30, 1996, the benefits related to substantially all of the Company's net operating loss carry forwards have been recognized for financial reporting purposes.

        Liquidity and Capital Resources

        The Company's cash and cash equivalents totaled $52.6 million at September 30, 1996 as compared to $38.5 million at December 31, 1995. Included in the cash balance at September 30, 1996 are amounts collected as a result of the settlement of the Company's Request for Equitable Adjustment ("Minehunter REA") filed with the U.S. Navy related to the four MHCs currently under contract (as discussed in further detail in Note 2 of the Company's Annual Report included in the 1995 Form 10-K). The Company's operations represented a significant source of cash thus far in 1996 generating approximately $30.2 million. The Company's primary uses of cash in the current year consisted of capital expenditures of $11.2 million and principal payments on long term borrowings of $5.8 million.

        In the first quarter of 1996, the term of the Company's $42.5 million revolving credit agreement was extended to May 1998, and the Company recently executed an amendment to the revolving credit facility which increased the annual limitation on capital expenditures. At
        September 30, 1996, there were approximately $11.3 million of letters of credit issued against the revolving credit facility leaving approximately $31.3 million of liquidity available to Avondale for operations and other purposes. Continuing access to the revolving credit facility is conditioned upon the Company remaining in compliance with the covenants which include certain financial ratios. At September 30, 1996 the Company was in compliance with the covenants contained therein. The Company believes that its capital resources will be sufficient to finance current and projected operations.

        If Avondale is successful in its efforts to acquire the LPD-17 contract, the Company will be required to spend a significant amount on capital improvements, particularly, to enhance its 3-D design and product modeling capabilities. The Company currently has sufficient cash and available lines of credit to fund these capital expenditures. Nevertheless, the Company is in discussions with its banks in order to increase the size of the revolving credit facility by an amount sufficient to allow the Company to fund the expenditures on an interim basis with borrowings under the line while preserving the current level of available liquidity. The banks have been receptive to these discussions and have indicated, on a preliminary basis, their willingness to support this increase on terms which are no more restrictive than the current terms. The Company is also exploring numerous other options to finance these expenditures on a long-term basis.

        The Company's estimated net operating loss carry forward for income tax reporting purposes was approximately $81.8 million at December 31, 1995. This amount, plus available income tax credits from prior years of $5.3 million, and $1.5 million of alternative minimum tax credits will be used to reduce the income tax liabilities for 1996 and later years. The $1.5 million cash paid to date for income taxes reflects payments for alternative minimum tax.

                            PART II - OTHER INFORMATION


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



                                              AVONDALE INDUSTRIES, INC.


        Date: November 14, 1996           By:/s/ ALBERT L. BOSSIER, JR.
                                   					     --------------------------
                                             Albert L. Bossier, Jr.
                                             Chairman, President &
                                              Chief Executive Officer





        Date: November 14, 1996           By:/s/ THOMAS M. KITCHEN
                                   					     ---------------------
                                            Thomas M. Kitchen
                                            Vice President &
                                              Chief Financial Officer

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