Form 10-K
period 1996-12-31
AVONDALE INDUSTRIES INC
filed 1997-03-14
CIK 829444

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

        (Mark One)
          X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996
               Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                 Indicate by check mark whether the registrant (1) has
            filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
            days.  Yes   X    No
                        ---
                  Indicate by check mark if disclosure of delinquent
            filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                          ---
                  The aggregate market value of the voting stock held by
            non-affiliates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at December 31, 1996 was approximately $156,308,419.

                  The number of shares of the Registrant's common stock,
            $1.00 par value per share, outstanding at December 31, 1996 was 14,464,175.
                   DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Registrant's Proxy Statement for its
            1997 Annual Meeting have been incorporated by reference into
            Part III of this Form 10-K.

                                 PART I

          Item 1.   Business.

          Overview

               Avondale is one of the largest shipbuilders in the United States, specializing in the design, construction, conversion, repair and modernization of various types of ocean-going vessels for the military and commercial markets. A majority of Avondale's contracts in recent years has been for the construction of U.S. Navy surface ships, although it secured a large commercial contract in 1995 for the construction and conversion of double-hulled product carriers. Management believes the Company's low cost structure, experienced and skilled work force, technological capabilities, sophisticated construction processes and extensive experience gained in building a variety of military and commercial vessels position the Company as one of the most cost-efficient and versatile shipbuilders in the United States. At December 31, 1996, the Company's shipbuilding backlog (the "firm backlog") was approximately $1.8 billion (including estimated contract escalation), exclusive of unexercised options aggregating $1.1 billion held by the U.S. Navy for additional ship orders (including estimated contract escalation).

               In December 1996, an alliance led by the Company was awarded a contract to construct the first of an anticipated 12 vessels under the U.S. Navy's LPD-17 program. The contract award provides for options exercisable by the U.S. Navy for two additional LPD vessels to be built by the alliance. Management believes that by securing the LPD-17 contract the Company has continued to demonstrate its ability to compete successfully for U.S. Navy contracts based on the high level of its technical, engineering and production skills, as well as its cost efficient production methods. In addition, the backlog created from the LPD-17 contract is a strong foundation that will allow the Company to compete aggressively for other shipbuilding opportunities, particularly in the commercial markets. Upon the announcement of the award the unsuccessful bidder filed a protest which is being reviewed by the GAO and the U.S. Navy issued a stop-work order pending the resolution of the protest. Management expects the GAO decision by mid-April 1997 and anticipates beginning design work immediately if a favorable decision is received. For additional information on the LPD-17 award, see "-U.S. Government."

               Historical Information.  Avondale is a
          versatile shipyard that has been the successful bidder for a variety of marine construction projects. Organized in 1938, Avondale first began building ocean-going ships in the 1950s. From 1959 to 1985, the Company was operated as a subsidiary of Ogden Corporation, a diversified New York Stock Exchange listed company headquartered in New York, New York. Prior to the 1980s, Avondale built both military and commercial vessels. In addition to the construction of 27 destroyer escorts for the U.S. Navy, Avondale successfully completed a variety of construction projects during that period, including general cargo and multi-product carriers, such as LASH vessels, container vessels, crude oil tankers and product carriers. In the early 1980s, however, several measures were implemented that changed the marine construction industry significantly. The termination of the U.S. construction-differential subsidy program in 1981 significantly curtailed the ability of U.S. shipyards to compete successfully for international commercial shipbuilding contracts with foreign shipyards, many of which are heavily subsidized by their governments. The effects of the elimination of these subsidies were largely offset, however, by the initiative to expand the U.S. Navy fleet to 600 ships, thereby significantly increasing the U.S. Navy shipbuilding opportunities available to Avondale.

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

               U.S. Government. In addition to the contract award by the U.S. Navy to build the first LPD-17 vessel, the alliance was awarded options, exercisable by the U.S. Navy, for two additional ships of the LPD-17 class. It is expected that a total of 12 vessels will be built under the LPD-17 program. The members of the alliance, Bath, Hughes and the Company submitted a joint bid with the Company as the prime contractor. Under the terms of an agreement between the alliance members, the Company will build the vessel covered by the December 1996 contract, and if the U.S. Navy exercises the two options, the Company would also construct the second and Bath would construct the third of the three LPD-17 vessels. Hughes will be responsible for total ship integration and the alliance will use Intergraph technology for the design and manufacture of the ship.

               The first three vessels of the LPD-17 program will be built pursuant to a cost-plus-award fee contract, with the Company, Hughes and Bath being entitled to reimbursement for their respective allowable costs in performing the contracts as such costs are incurred. The contract provides for the payment of an award fee to the members of the alliance, the amount of which is dependent upon the results of periodic evaluations of contract performance. The maximum award fee to be earned is 10% of the bid cost for the LPD-17 contract, and it is anticipated that any award fee granted will be paid incrementally upon completion of each periodic evaluation. Pursuant to the subcontracting agreements entered into between the Company and each of Bath and Hughes, any award fees earned by the alliance will be distributed to the alliance members in proportion to each member's performance and participation in the construction of the vessel for which the award was granted. Unlike the Company's other principal shipbuilding contracts, where profits are recognized under the percentage-of-completion method of accounting, the Company will record profit on the LPD-17 contract upon award of any incremental fee. In addition, although the LPD-17 contract is on a cost-plus-award fee basis, the ability of Avondale to realize any incremental award fee is dependent not only upon its ability to perform its contractual obligations but also the satisfactory performance by other members of the team.

               In accordance with the U.S. Navy's
          requirement of a streamlined contractual relationship, the alliance's agreement provides that the Company will act as the prime contractor for all three vessels, and as such, the Company will be responsible for billing not only its own costs, but also any costs incurred by Bath and Hughes. Accordingly, all such amounts will be reflected in the Company's financial statements.

               The Company's backlog at December 31, 1996 includes $641 million, which amount is the aggregate of the estimated cost to complete the first LPD-17 vessel and the maximum award fee that would be payable to Avondale and the alliance. However, a substantial portion of the reported backlog for the first vessel is related to work to be performed by other alliance members. To the extent that the Company's revenues include costs incurred by and award fees paid to the other alliance members, the Company's profit margins will be reduced.

               If the U.S. Navy proceeds with its previously announced intention to construct additional LPD vessels beyond the first three, the Company expects that the contracts for such vessels will provide for a more traditional pricing arrangement, such as a fixed-price incentive contract or fixed-price contract.

               The U.S. Navy has stated that the LPD-17 vessels will be important to its amphibious operations over the next three decades, and will replace a number of ships that will be decommissioned as they reach the end of their useful lives. In 1995, Congress appropriated $974.0 million for the construction of the first of an anticipated 12 ships under the LPD-17 program. The award to the Company-led alliance of the contract to construct the initial LPD-17 ship enhances the viability and competitiveness of the alliance in its pursuit of the remaining LPD-17 ships. If the U.S. Navy awards contracts to construct the 12 ships, the Company would construct eight ships and Bath would construct four ships.

               Also included in the current firm backlog for the military are contracts to construct five Sealift ships with remaining contract billings of $875.1 million (including estimated contract escalation). The Sealift ships, which are designed to assist in the rapid transportation and deployment of military personnel, equipment and supplies, are comparable to other vessels, such as auxiliary and amphibious support ships, that have been previously constructed by Avondale for the military. In addition, the Navy holds an option to require the Company to construct an additional

          Sealift vessel for an additional $240 million (including estimated contract escalation), which option is expected to be exercised by the end of 1997. The first Sealift ship is scheduled for delivery in 1998 with the final ship (assuming exercise by the U.S. Navy of the remaining Sealift option) scheduled for delivery in 2000.

               Although no new major U.S. Navy shipbuilding programs are anticipated before 2000, it is expected that additional U.S. Navy shipbuilding opportunities including a series of ADC(X) vessels, a class of auxiliary vessels designed to deliver fuel, ammunition and other supplies to the U.S. Navy fleet with capabilities similar to the T-AOs constructed by Avondale, and the SC-21, which represents the next generation of surface combatant vessels, will become available thereafter.

               Commercial Shipbuilding. Two legislative enactments in the early 1990s have significantly enhanced U.S. commercial shipbuilding opportunities. The Oil Pollution Act of 1990, which requires the phased-in transition of single-hulled tankers and product carriers to double-hulled vessels beginning January 1, 1995, has created a demand (that is expected to continue through the remainder of the decade) for the retro-fitting of existing tankers and the construction of new double-hulled tankers, as oil and energy companies and other ship operators upgrade their fleets to comply with the law. Industry analysts believe that other countries may pass laws comparable to the Oil Pollution Act of 1990, which would further increase worldwide demand for double-hulled product carriers.

               In late 1993, Congress amended the loan
          guarantee program under Title XI of the Merchant Marine Act, 1936, to permit the U.S. government to guarantee loan obligations of foreign vessel owners for foreign-flagged vessels that are built in U.S. shipyards. Title XI authorizes MARAD to guarantee debt with a term of up to 25 years in an amount up to 87.5% of the vessel cost, thereby enabling shipowners to obtain financing on more favorable terms than those currently offered by other countries having guarantee or subsidy programs for foreign nationals similar to Title
          XI. These 1993 amendments expanded Title XI in a manner that has attracted foreign owners and created foreign commercial shipbuilding opportunities for U.S. shipyards.

               Management believes these initiatives have assisted Avondale in attracting recent commercial shipbuilding opportunities. In May 1995, the Company finalized a $143.9 million contract to construct four double-hulled forebodies for product carriers owned by a U.S. shipping company. These double-hulled product carriers are the first U.S.-flag product carriers built in the United States in eight years. The contract is supported by a Title XI guarantee by MARAD. The completed vessels incorporating the first two forebodies were delivered in October 1996 and January 1997, respectively, with the remaining two forebodies scheduled for completion by the third quarter of 1997. Avondale believes its receipt of this contract was further assisted by its prior experience in constructing three double-hulled T-AOs on behalf of the U.S. Navy.

               In November 1995, the Company signed a
          contract for the construction of up to six (but not less than four) double-hulled product carriers. This contract is subject to the customer's ability to qualify for and receive a Title XI MARAD financing guarantee. The contract originally called for delivery of the vessels by the end of 1998. However, in April 1996 at the request of the customer a modification of the agreement was reached to extend the delivery from 1998 to the year 2000. These U.S.-flag vessels will comply with all requirements of the Oil
          Pollution Act of 1990 and will engage in transportation of petroleum products between U.S.
          ports under the Jones Act.

               Prior to 1997, legislation was introduced in the U.S. Congress that would eliminate the competitive advantages afforded to U.S. shipyards under the 1993 amendments to the Title XI guarantee program. This legislation would implement a December 1994 trade agreement among the United States, the European Union, Finland, Japan, Korea, Norway and Sweden (which collectively control over 75% of the market share for worldwide vessel construction) negotiated under the auspices of the Organization for Economic Cooperation and Development (the "OECD Agreement"). The OECD Agreement and related accords seek, among other things, to eliminate government subsidies provided to commercial shipbuilders and to adopt a uniform standard of government credit assistance for foreign nationals. Under these multilateral accords, each participating nation agreed not to provide credit assistance to foreign nationals in excess of 80% of the vessel construction price, and to limit the term of any credit assistance to not more than 12 years. During 1996, Congress adjourned without adopting or ratifying the OECD Agreement. Proponents of the OECD Agreement may seek to have it reconsidered in 1997 and, if such legislation were enacted by Congress in its current form, the Title XI guarantee program would be modified to be in accord with the uniform credit assistance standards mandated under the OECD Agreement, thereby eliminating the advantages available to U.S. shipyards under the 1993 Title XI amendments.

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

               The Company believes that significant
          commercial shipbuilding opportunities will become available during the next five years. Future commercial opportunities include constructing vessels with national defense features for the RRF and the retrofitting of existing tankers or product carriers and construction of new double-hulled tankers or product carriers in response to the Oil Pollution Act of 1990 which requires the phase-in transition of single-hulled tankers and product carriers to double-hulled vessels beginning January 1, 1995. Although orders for new vessels have not been placed at the rate originally expected by the Company, management believes a significant volume of such work will begin to become available before 2000, with orders being placed in the next two years.

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

               In addition, in 1994 the Company entered into a technology sharing agreement with AESA of Spain, regarded as an innovative and successful world-class shipyard. After an on-site review of Avondale's shipyard by AESA, as well as a review by Avondale of current shipbuilding technology in other countries, Avondale invested $20 million in capital improvements designed to increase efficiency by improving production flow. In particular, the Company integrated certain assembly-line techniques with its modular construction processes. To that end, the Company has built a covered facility that houses two production lines dedicated to military vessels and two lines for commercial vessels. Avondale believes that sheltering the production process and separating the unit lines will enhance production efficiencies and lower unit production costs.

               Because the construction of commercial
          vessels, particularly the product carriers that Avondale has traditionally built, places an emphasis on steel fabrication rather than the complex technological outfitting involved in U.S.
          naval construction, Avondale's ability to compete effectively for additional commercial work should be enhanced by the new assembly-line process.

               An important element of the award to Avondale of the LPD-17 contract was its utilization of computer hardware and software provided by Intergraph that will permit the Company to engage in more advanced three-dimensional ship design and modeling than previously used by the Company.
          This technology also provides for sophisticated data storage, management and retrieval for future projects. Among its other features, the technology permits engineering, production and material procurement tasks to be performed cooperatively in a teaming approach, thus enhancing the efficiency of the design phase. In connection with the LPD-17 program and future shipbuilding contracts, the Company will implement an IPDE which captures data in digital form at creation and then organizes, integrates, maintains and makes available such data to all program participants.

          Shipbuilding

               The Company is predominantly engaged in the design, construction, conversion, repair and modernization of various types of military and commercial vessels.

               The main shipyard facility, which is located on a 257-acre site on the Mississippi River near New Orleans, includes multiple building ways, side launching facilities, a 900-foot floating dry dock/launch platform that permits construction of vessels up to 1,000 feet in length and a 650-foot floating dry dock principally used for ship repair. The main shipyard is equipped to build almost any type of vessel other than nuclear submarines and certain surface vessels, such as ultra-large crude carriers. Avondale also operates several other facilities in the vicinity of the main shipyard, including its Westwego shipyard, which is used primarily for boat construction and repair, and its Algiers shipyard, which is used primarily for the repair and overhaul of ocean-going vessels. In addition, the Company operates a marine fabrication facility in Gulfport, Mississippi, which currently is being used to construct the river hopper barges.

               The Company continues to be materially
          dependent on the U.S. Navy's ship construction and conversion programs. The following table sets forth the distribution of marine construction and repair activities during the last five years based on contract billings. As the table indicates, a majority of Avondale's work in the year ended December 31, 1996 was comprised of new military construction. Commercial new construction increased in 1995 and 1996, principally due to the construction of the four forebodies and the construction of the river hopper barges discussed in "-Other Operations - Boat Division."


          Distribution of Marine Construction and Repair Work

                                           Years Ended
                                           December 31,

                               1992     1993    1994     1995   1996
          U.S. MILITARY:
           New construction     87%      88%     81%      80%    81%
           Repair, overhaul
            and conversion       6%       2%     --        --    --

          COMMERCIAL:
           New construction      2%       6%     11%      16%    17%
           Repair, overhaul
            and conversion       5%       4%      8%       4%     2%
                               ---      ---     ---      ---    ---
                    TOTAL      100%     100%    100%     100%   100%
                               ===      ===     ===      ===    ===

           The percentage of new construction for the U.S.
           Navy in 1996 was virtually unchanged since 1994.
           Commercial repair, overhaul and conversion decreased in 1995 as compared to 1994, as the Company's work on several contracts with a private contractor for the repair of Sealift ships approached completion. See "-Other
           Operations - Repair Operations."

               Government Contracting. Avondale's principal U.S. government business is currently being performed under fixed-price and fixed-price incentive contracts, although the recent LPD-17 contract is a cost-plus-award fee contract. Under fixed-price contracts, the contractor retains all cost savings on completed contracts but is also liable for the full amount of all cost overruns for which it is responsible. Fixed-price incentive contracts, on the other hand, provide for sharing between the government and the contractor of cost savings and cost overruns based primarily on a specified formula that compares the contract target cost with actual cost. In addition, such fixed-price incentive contracts generally provide for payment of escalation of costs based on published indices relating to the shipbuilding industry. Although all cost savings are shared under fixed-price incentive contracts, cost overruns in excess of a specified amount must be borne entirely by the contractor. Recent contract awards for the Sealift vessels, the fourth LSD-CV and the Icebreaker are each fixed-price incentive contracts. The LPD-17 contract provides for the payment of all costs that are reimbursable under government contracts. The award fee is payable periodically after the Navy's evaluation of the alliance's performance in executing the contract's performance goals and objectives.
           See "- Overview."

               All contracts for the construction and
           conversion of U.S. Navy vessels are subject to competitive bidding. As a safeguard to anti-competitive bidding practices, the U.S. Navy has recently employed the concept of "cost realism," which requires that each bidder submit information on pricing, estimated costs of completion and anticipated profit margins. The U.S. Navy uses this and other data to determine an estimated cost for each bidder. The U.S. Navy may then re-evaluate a bid by using the higher of the bidder's and the U.S. Navy's cost estimates.

               Under government regulations, certain costs, including certain financing costs, portions of research and development costs and certain marketing expenses, are not allowable costs under fixed-price incentive and cost contracts. The government also regulates the methods by which overhead costs are allocated to government contracts.

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

               Vessel Deliveries and Backlog.  At December
           31, 1996, the Company had a firm backlog of shipbuilding contracts of approximately $1.8 billion (exclusive of unexercised options aggregating $1.1 billion held by the U.S. Navy for additional ship orders (including estimated contract escalation)) compared with backlogs of $1.4 billion each at December 31, 1995 and 1994.
           The Company's firm backlog at December 31, 1996 primarily consisted of $186 million to complete the Icebreaker, $875 million to complete the remaining five Sealift ships and $641 million related to the LPD-17 contract.

               Vessel deliveries in 1995 and 1996 included three T-AOs, two LSD-CVs, three MHCs, one gaming vessel and one double-hulled forebody. The Company plans to continue to actively pursue other government construction and conversion opportunities, as well as commercial opportunities, when they become available.

               The Company also has been actively pursuing commercial shipbuilding opportunities, although international commercial shipbuilding opportunities remain limited because shipbuilders in foreign countries are often subsidized by their governments, which allows them to sell their ships for prices below their construction costs. Domestic shipbuilding opportunities that are not affected by foreign subsidies offer better possibilities for the Company. See "-Overview - Commercial Shipbuilding."

               In connection with the bids and proposals that the Company has submitted or plans to submit to various commercial and government customers, no assurance can be given that the Company will be the successful bidder or that the vessels bid on will actually be built.

           Other Operations

               Overview. Although the Company has from time to time, on a limited basis, pursued opportunities to diversify its business, management strongly believes that the Company's resources are most profitably employed in marine construction. As noted in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in order to focus on its core shipbuilding business and improve liquidity, the Company sold or discontinued certain of its non-core operations. The Company will continue to evaluate suitable diversification opportunities, principally those that would not detract from Avondale's core business and that would utilize the Company's existing facilities. Among possible diversification opportunities are: (i) the construction of large industrial facilities utilizing modular shipbuilding expertise and project management experience; (ii) the repair and overhaul of U.S. Navy and commercial vessels;
           (iii) the construction of semi-submersible rigs, tension-leg platforms or similar structures used in the offshore oil and gas industry (which the Company has constructed from time to time in the past); and (iv) steel fabrication and other operations.

               Modular Construction.  The Company has been
           able to apply its modular construction methods to a variety of non-marine industrial fabrication projects, including a sulphur recovery plant that was shipped to Saudi Arabia for on-site assembly and installation, two cryogenic gas separation systems, two waste disposal units, six turbine compressors and turbine generators, six condenser modules for inclusion in a nuclear power plant and two sled and receiver modules for sub-sea pipeline connections. The Company has also fabricated steel bridges and a hydroelectric power plant that was floated up the Mississippi River and installed in Vidalia, Louisiana in 1990. In 1992, the Company delivered to the City of New York an 800-bed floating detention facility that is 625 feet long, 125 feet wide and
           five stories high.   Sales to unrelated third
           parties for the years ended December 31, 1996, 1995 and 1994 were $8.5 million, $9.8 million and $10.3 million, respectively.

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

               Boat Division. The Company has a facility
           equipped for boat construction at its Westwego,
           Louisiana shipyard that is capable of building
           vessels up to 450 feet in length, as well as a
           facility in Gulfport, Mississippi.   In 1994 and
           1995, the Boat Division delivered three gaming vessels ranging from 210 to 350 feet in length.
           In 1996, the division was primarily engaged in the construction of river hopper barges under a contract signed in 1995 with the Ingram Ohio

           Barge Company. The Boat Division is actively pursuing other projects, including the construction of additional gaming boats as well as passenger vessels and ferries, towboats and other vessels. The Boat Division's backlog at December 31, 1996, 1995, 1994 was approximately
           $11.9 million, $18.8 million and $18.3 million, respectively. Sales to unrelated third parties for the years ended December 31, 1996, 1995 and 1994 were $10.2 million, $29.4 million and $40.6 million, respectively.

               Steel Operations. Through its Steel Sales operation, Avondale sells steel plate and structural steel to the marine and industrial markets in the Gulf Coast region of the United States. Net sales to other Avondale divisions are not significant. Sales to unrelated third parties for the years ended December 31, 1996, 1995 and 1994 were approximately $40.1 million, $28.2 million and $22.4 million, respectively.

               Repair Operations. At its main shipyard and the Algiers shipyard, Avondale engages in the repair, overhaul and conversion of ocean-going vessels. With the 900 and 650 foot drydocks located at the Company's main shipyard, the Company is capable of offering a complete range of vessel repairs and overhaul services. The Algiers shipyard is operated under a long-term lease and is designed primarily for the topside repair and overhaul of large ocean-going vessels. Although historically Avondale has engaged in the repair and overhaul of U.S. Navy vessels, these opportunities have been curtailed by the U.S. Navy's current policy of requiring such work to be conducted at or near the vessels' home ports. Sales to unrelated third parties for the years ended December 31, 1996, 1995 and 1994 were $13.5 million, $27.3 million and $30.3 million, respectively.

           Competition

               The shipbuilding industry is divided into two distinct markets, U.S. government contracts, which is dominated by contracts for the U.S. Navy, and domestic and international shipbuilding contracts for commercial customers. The reduced level of shipbuilding activity by the U.S. government during the past decade has intensified competition significantly. With respect to the market for U.S. military contracts, there are principally five private U.S. shipyards, including Avondale, that compete for contracts to construct or convert surface vessels. Two of these companies are subsidiaries of much larger corporations that have substantially greater resources than Avondale.

               With respect to commercial vessels that must be constructed by a U.S. shipyard under the Jones Act, there are approximately 20 private U.S. shipyards that can accommodate the construction of vessels up to 400 feet in length, ten of which Avondale considers to be its direct competitors for commercial contracts. Because of the current overcapacity at U.S. shipyards, the current small volume of commercial work available and the fact that most contracts are awarded on the basis of competitive bidding, price competition is particularly intense. With respect to the international commercial shipbuilding market, Avondale competes with numerous shipyards in several countries, many of which are heavily subsidized by their governments. See "-Overview - Commercial Shipbuilding."

               Substantially all military and commercial contracts awarded to U.S. shipyards are competitively bid. The Company believes that it has been successful recently in securing competitively bid contracts in large part because the Company submitted the most cost-effective bids for the available contracts. However, the Company believes that its recent securing of the LPD-17 award has continued to demonstrate Avondale's ability to compete successfully for U.S. Navy contracts based on the high level of its technical, engineering and production skills as well as its cost efficient production methods. The Company believes that it will continue to be competitive in bidding for selected U.S. Navy and commercial shipbuilding contracts in the future. However, no assurance can be given that the Company will be the successful bidder on any future contracts or that, if successful, it will realize profits on such contracts.

           Marketing

               The Company's marketing effort is
           decentralized and conducted separately by each division. Generally, the Company and its competitors are all aware of the shipbuilding, repair and conversion plans of the U.S. Navy and most prospective commercial customers, and are invited to bid on all major projects.

               The Company's boat building and repair
           operations are marketed by the sales and business development personnel of the appropriate divisions primarily through direct, personal sales calls. The services of the Steel Sales operation are marketed through industry advertising, personal sales calls and prior business relationships.

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

           Employees

               At December 31, 1996, Avondale had
           approximately 5,200 employees, many of whom have
           been employed by the Company for many years.  In
           February 1997 the National Labor Relations Board
           ("NLRB") confirmed the results of a 1993
           election.  The Company continues to believe that
           it has substantive and meritorious bases for
           overturning the decision of the NLRB and intends
           to take steps to have the propriety of the
           election reviewed in court.   If the NLRB
           certifies the union and that decision is upheld, the Company will be required under the federal labor laws to bargain in good faith with the union on matters such as wages, hours and other working conditions. Even though Avondale will only agree to bargaining demands that can be economically justified, union certification may result in an increased risk that the union will engage in potentially disruptive activities such as strikes or picketing, or that the Company may incur higher labor and operating costs.

               The union has also filed numerous unfair labor practice charges with the NLRB alleging that Avondale has committed a variety of violations of the National Labor Relations Act principally involving claims that employees were wrongfully disciplined or discharged. Although the Company disputes these claims and is waging a vigorous defense, if there is a finding against the Company, depending on the facts of each case, the employee would be entitled to back pay from the time of his or her claim until the resolution of the case. However, even if there is a finding in favor of some of the claimants with respect to one or more of the unfair labor practice claims, management believes that any judgment would not have a material impact on the Company's financial condition, results of operations or cash flows.


           GLOSSARY OF SELECTED INDUSTRY TERMS

           ADC(X) A class of auxiliary vessels designed to deliver a steady stream of fuel, ammunition and stores to the U.S. Navy fleet. It is currently envisioned that these vessels will have "Refuel at Sea" capabilities similar to the T-AOs currently under construction at
                      Avondale.

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

          IPDE       An Integrated Product Data Environment
                     which captures data in digital format at the point of creation and then organizes, integrates, maintains and makes the information available to all program participants.

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

          LPD-17    The next class of amphibious transport
                    ship for the U.S. Navy.  Avondale was
                    awarded a contract, with two options,
                    for the design, construction and support of the initial LPD-17 ships.

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

          REAs      Requests for Equitable Adjustments
                    submitted by a government contractor to the U.S. government.

          RRF Ready Reserve Fleet, an inactive reserve of merchant ships and naval auxiliaries maintained by MARAD which can be activated to meet U.S. shipping requirements during national emergencies.

          SC-21     "Surface Combatant 21st Century,"
                    the next generation of surface combatant to be built for the U.S. Navy. As currently conceived, this vessel would most closely resemble the Aegis class destroyer.

          SL7       A "Roll on Roll off" vessel operated by
                    the Military Sealift Command and crewed by a civilian crew. Avondale has converted three
                    SL7s.

         Sealift    As used herein, TAKR 300 Class Sealift
                    vessels are transport vessels built for the U.S. Navy. Avondale has contracts to build five Sealift vessels with an option to build an additional vessel.

          TAGS-45   An oceanographic research vessel
                    constructed by Avondale and delivered to the U.S. Navy in May 1993.

          T-AO      Same as an "AO" but operated by the
                    Military Sealift Command and crewed by a civilian crew. Avondale has built sixteen T-
                    AOs.

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

               The Company's 900-foot floating drydock was constructed in 1975 and financed pursuant to Title XI of the Merchant Marine Act, 1936, as amended. The 900 foot drydock is currently subject to a Title XI mortgage of approximately $3.1 million. As discussed further in Note 4 of the Notes to the Consolidated Financial Statements, these mortgage bonds were refinanced in February 1995.

               The Company's 650-foot floating drydock and support facilities were constructed in 1982 and financed with $36.25 million of industrial revenue bonds (see Note 4 of the Notes to the Consolidated Financial Statements).

               As part of its program to significantly
          improve its efficiency, in 1995 the Company completed an approximate $20 million capital expenditure program, financed principally through $17.8 million of bonds issued in February 1995 utilizing a Title XI guarantee (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 4 of the Notes to Consolidated Financial Statements). The modernization program included construction of a covered facility, which should provide productivity gains by eliminating weather-related problems, and adoption of a more automated process for building the various modules which are assembled into a completed vessel.

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

               The Avondale Gulfport Marine, Inc. ("AGM") facility, which is located six miles northeast of Gulfport, Mississippi on an industrial seaway, was sold in December 1996.

               The Avondale Enterprises, Inc. ("AEI")
          facility is located on a Company-owned 121.5 acre site near Gulfport, Mississippi on the same industrial seaway as AGM. The facility includes a 263,447 square foot manufacturing facility and a 6,300 square foot administration building. This facility was acquired in 1989 for construction of the MHCs. AEI has pledged a portion of the facility to secure a $3 million loan it entered into in 1991 to finance a portion of its 1989 acquisition debt. Upon the transfer of the final MHC hull to the main shipyard in December 1994, this facility became idle. The Company is currently utilizing a portion of the facility for the construction of river hopper barges and barge covers as part of the river hopper barge construction contract discussed at "Business - Other Operations - Boat Division."

               The main facility of the Genco Industries
          Group ("Genco") is located on a Company-owned 8.7 acre site 20 miles southeast of Beaumont, Texas. The facility includes five buildings utilized for manufacturing and administration comprising approximately 66,800 square feet. Genco has a smaller facility that is located on a Company-owned 3.2 acre site approximately 80 miles northwest of Beaumont. This facility consists of three manufacturing-administration buildings totaling approximately 26,500 square feet.
          Genco's facilities became idle in 1994 after completion of their contracts. The Company currently has these facilities listed for sale and is exploring alternative uses.

               Except as otherwise noted above, the above-described facility leases are for various terms extending through at least 2000, including renewal options.

               The Company believes that its core marine construction and repair facilities provide it with sufficient capacity to handle any business it reasonably expects to obtain in the foreseeable future. In general, the Company's productive capacity is limited less by physical facilities than by the number of employees the Company can effectively supervise. Management believes that the Company would be operating at full capacity with approximately 8,000 employees. The Company's core business currently operates with more than 5,200 employees.

          Item 3.   Legal Proceedings

               Environmental Proceedings.  Various
          governmental and private parties have from time to time alleged that the Company is a potentially responsible party with respect to certain hazardous waste sites, including, among other things, the site listed below.

               In January 1986, the Louisiana Department of
          Environmental Quality ("DEQ") advised the Company that it could be a potentially responsible party ("PRP") with respect to an oil reclamation site operated by an unaffiliated company in Walker, Louisiana. The Company sold to the operator a substantial portion of the waste oil that was processed at the reclamation site during the period 1978 through 1982. The Company's potential liability, if any, for cleanup of this site will be based on the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or the Louisiana Environmental Affairs Act. Under these statutes, such liability is presumptively joint and several, but is typically apportioned among the responsible parties based on the volume of material sent by each to the waste site. The Company has cooperated with other PRPs to study the potential aggregate liability under these statutes. Moreover, the Company believes it has substantial defenses against liability and defenses that could mitigate the portion of liability, if any, that would otherwise be attributable to it.

               To date, the Company and certain of the other PRPs (the "Funding Group") for the site have funded the site's remediation expenses, PRP identification expenses and related costs for the participating parties. As of December 31, 1996 such costs totaled $18.8 million, of which the Company has funded approximately $4.0 million. Since 1988 the Funding Group filed petitions to add a number of companies as third-party defendants with regard to the remedial action.
          The Funding Group has agreed to settle with the majority of these companies. All funds collected through these settlements are placed in escrow to fund future expenses. At December 31, 1996, the balance of the escrow was $6.2 million, which is to be used to fund any ongoing remediation expenses. The Company will not owe any future assessments until the balance in escrow is depleted. There are additional settlements being negotiated which should add to the balance in escrow.

               Additional remedial work scheduled for the site includes completion of studies and if required by the results of these studies, subsequent remediation. Following completion of any such required additional remediation, it will be necessary to obtain Environmental Protection Agency approval to close the site, which consent may require subsequent post-closure activities such as groundwater monitoring and site maintenance for many years. The Company is not able to estimate the final costs for any such additional remedial work or post-closure costs that may be required; however, the Company believes that its proportionate share of expenditures for any additional work will not have a material impact on the Company's financial statements. In addition, the members of the Funding Group have entered into a final cost sharing agreement under which all parties have agreed that there would be no re-allocation of previous remediation costs, but that future remediation costs would be established by a formula. Under this agreement, the Company's share of future costs is 17.5%.

               In 1996, the Company settled a class action lawsuit involving alleged personal injury and property damage arising from the Walker, La. reclamation site. Under the terms of the settlement, the Company has paid approximately $6.0 million into a settlement fund. The Company also agreed to pay up to an additional $6.0 million (plus interest at 8% per annum) if the plaintiffs are unsuccessful in collecting certain claims under Avondale's insurance policies that have been assigned to the plaintiff class under the settlement agreement. During the first quarter of 1997, certain remaining parties to the litigation, including Avondale's insurers, reached a tentative settlement, pursuant to which Avondale's insurers agreed to pay the plaintiffs an amount in excess of the $6.0 million (plus interest) for which Avondale was responsible in full and final satisfaction of the plaintiff's claims against Avondale and Avondale would be released from liability. The tentative settlement agreement is subject to a fairness review by the trial court. With respect to the potential contingent liability of the Company to pay additional sums if the tentative settlement is not approved by the court, management believes that the eventual resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

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

          Item 4.   Submission of Matters to a Vote of
                    Security Holders.

               The Company did not submit any matters to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 1996.

                                       PART II

          Item 5.   Market for Registrant's Common Equity
                    and Related Stockholder Matters.

               The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol AVDL. The following table sets forth the range of high and low per share sales prices, as reported by the Nasdaq National Market, for the periods indicated.

          Fiscal Year Ended December 31,   High         Low
                                           ----         ---
           1995

             First Quarter              $  8 1/8      $   7  1/8

             Second Quarter             $  9 1/4      $   7

             Third Quarter              $ 15 7/8      $   8  1/8

             Fourth Quarter             $ 16 3/8      $  12  3/4

           1996

             First Quarter              $ 18 1/8      $  14

             Second Quarter             $ 20 1/8      $  16  7/8

             Third Quarter              $ 19 1/8      $  13  7/8

             Fourth Quarter             $ 22          $  16  1/4

           At December 31, 1996, there were 760 holders of record of the Company's Common Stock.

           The Company does not  currently pay dividends
           on  its Common Stock and  no  dividends  were
           paid on the Company's Common Stock during the
           two  years   ended   December 31,  1996.   As
           discussed  in  Note  4  of   the   Notes   to
           Consolidated Financial Statements, the terms of the Company's revolving credit agreement limit or restrict, without bank approval, the payment of cash dividends.

           Item 6.Selected Consolidated Financial Data.

           The following table contains selected consolidated financial data for the Company and its subsidiaries for each of the fiscal years in the five-year period ended December 31, 1996. The data for each of the fiscal years in the five-year period ended December 31, 1996 are derived from the consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements as of December 31, 1995 and 1996, and for each of the years in the three-year period ended December 31, 1996, and the report of Deloitte & Touche LLP thereon, have been included in this Form 10-K.

                                             Years Ended December 31,
                                ---------------------------------------------------
                                             (in thousands, except per share data)
                                    1992       1993      1994(2)    1995(2)   1996(2)
                                   -------    -------    -------    -------   ------
      INCOME STATEMENT DATA:(1)
      Continuing operations:
        Net sales                 $576,384   $456,724   $475,810   $576,308  $624,929
        Gross profit                37,796     33,180     47,485     58,671    81,827
        Income from operations       7,281      3,400     16,949     26,548    36,790
        Net ESOP contribution(3)     8,141        ---        ---        ---       ---
        Income (loss) from
          continuing operations    (11,321)    (5,233)    13,075     28,180    30,795
      Income (loss) from
        discontinued operations      104     (3,561)    (4,552)       ---        ---
      Net income (loss)(4)       (11,217)    (8,794)     8,523     28,180     30,795
      Income (loss) per share of
         Common Stock:
         Continuing operations     (0.78)     (0.36)      0.90       1.95       2.13
         Discontinued operations      NM      (0.25)     (0.31)       ---        ---
         Total                     (0.78)     (0.61)      0.59       1.95       2.13

       BALANCE SHEET DATA:
       Working capital           $63,158    $24,565    $34,836    $80,988   $119,475
       Total assets              346,196    302,139    273,503    316,727    362,872
       Long-term debt             90,469     43,848     45,875     60,593     54,866
       Shareholders' equity      123,149    114,355    122,878    151,058    181,853
       OTHER FINANCIAL DATA:
       EBITDA(5)                 $19,599    $15,210    $28,501    $36,367   $ 47,599
       OPERATIONAL DATA:
       Firm backlog             $678,000 $1,268,000 $1,424,000 $1,413,000 $1,766,000

                    ____________________
              NM    Not Meaningful
             (1)    Income statement  data for the years ended December 31, 1992 and 1993 have been  restated  to  present Avondale's service contracting subsidiary as discontinued  operations (see Note
                    5 of the Notes to Consolidated Financial Statements).
             (2)    See  "Management's  Discussion  and  Analysis  of  Financial
                    Condition  and  Results  of  Operations" and  the  Notes  to
                    Consolidated Financial Statements  relating  to, among other things,  (i)  proceeds  received  by  the  Company from  the settlements of REAs in December 1995 and (ii)  the impact of revisions  of  estimated  profit  on  a previously completed shipbuilding contract in 1994, 1995 and 1996.
             (3)    The  amounts  reflected as Net ESOP contributions  for  1992 reflect contributions  made  by the Company to the ESOP, all of  which  were returned to the  Company  as  repayments  of indebtedness  owed  by  the  ESOP to the Company incurred in connection with the purchase by the ESOP of the Common Stock of the Company in 1985.  Although  these  contributions were charged against income, they had no effect  on shareholders'
                    equity.
             (4)    Net  income for the years ended December 31, 1995  and  1996 include  deferred income tax benefits of $13.0 million ($.90 per share)  and $9.0 million ($.62 per share), respectively, attributable  to  certain  net operating loss carry forwards available to offset estimated  future taxable earnings.  See
                    "Management's Discussion and Analysis of Financial Condition
                    and Results of Operations."
             (5)    As used herein, EBITDA is income (loss) from operations plus depreciation and amortization.  EBITDA is frequently used by
                    securities  analysts  and  is  presented   here  to  provide
                    additional   information  about  the  Company's  operations.
                    EBITDA  is  not   a  calculation  under  generally  accepted
                    accounting principles and should not be considered as an alternative to net income as a measure of the Company's operating performance or as an alternative to cash flows as a measure of the Company's liquidity.

          Item  7:  Management's Discussion and Analysis  of
          Financial Condition and Results of Operations

               The following discussion should be read in conjunction with Avondale Industries, Inc.'s (the "Company" or "Avondale") Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

          Overview

               The improvement in the Company's operating results continued during fiscal 1996 with the
          Company reporting record financial results for 1996. Net sales were 8% above the prior year's level, income from continuing operations before income taxes increased 45% and net income increased by 9% compared to fiscal 1995.

               The Company's firm backlog at December 31, 1996 was approximately $1.8 billion (including estimated contract escalation) exclusive of unexercised options aggregating $1.1 billion held by the U.S. Navy (the "Navy") for additional ship orders (including estimated contract escalation). Firm backlog includes two Navy contracts awarded in 1996, the first of which was the exercise of a previously awarded option to construct an additional Sealift ship for approximately $211.1 million (or more than $240 million after considering certain additional components and reimbursable escalation). The exercise of this option represents the fifth ship which the Company has been awarded in the Sealift program. The Navy holds an option for an additional Sealift ship which is exercisable in 1997.

               In December 1996, the U.S. Navy awarded a contract to build the first ship of its new class of LPD-17 vessels to an alliance led by the Company. In addition, the alliance was awarded options, exercisable by the U.S. Navy, for two additional ships of the LPD-17 class. It is expected that a total of 12 vessels will be built under the LPD-17 program. The members of the alliance, Bath, Hughes and the Company submitted a joint bid with the Company as the prime contractor. Under the terms of an agreement between the alliance members, the Company will build the vessel covered by the December 1996 contract, and if the U.S. Navy exercises the two options, the Company would also construct the second and Bath would construct the third of the three LPD-17 vessels. Hughes will be responsible for total ship integration and the alliance will use Intergraph technology for the design and manufacture of the ship. In order to fairly represent its role as the prime contractor under the LPD-17 contract, the Company is required to report in its financial statements the entire contract amount for each vessel in the LPD-17 program constructed by the alliance as revenue. Under the subcontracting agreements entered into between the Company and each of Bath and Hughes, the award fees that can be earned under the LPD-17 contract are distributable among the alliance members in proportion to each member's performance and participation in the construction of the vessel for which the award was granted. To the extent that the Company's revenues include costs incurred by and award fees paid to the other alliance members, the Company's profit margins will be reduced. For additional information on the terms of the LPD-17 contract award, the relationship between the members of the alliance and certain accounting considerations, see "Business - Overview."

               Vessel deliveries in fiscal 1996 included the third of three LSD-CVs and a double-hulled T-AO representing the 16th vessel built by the Company since the program's inception in 1982. These deliveries represent the completion of construction on two multi-ship programs which provided a significant portion of the Company's workload over the past several years. Additionally, the Company delivered the third of four MHC-51 vessels in 1996, and in January 1997, the Company delivered the fourth and final vessel under the contract.

               The Company's operating results projected for 1997 are expected to be related principally to the LSD-CV 52, the Sealift ship contracts and the

          Icebreaker, while results projected for 1998 are expected to reflect primarily the Sealift and
          Icebreaker contracts. Except for the LPD-17 contract, the Company records profits under the percentage-of-completion method of accounting based on direct labor charges. See "Business - Overview." Although the Company generally does not begin to record profits on its contracts until contract performance is sufficient to estimate final results with reasonable accuracy, actual profits taken with respect to such contracts may be affected if the Company is required in the future to revise its estimate of the cost to complete one or more of such contracts.

               As   previously  disclosed,  certain  of  the
          Company's operations closed in 1994 with the completion of their respective contracts. One of these facilities was sold in December 1996, and the other is currently offered for sale. With respect to the remaining property, the Company currently is not aware of any material environmental liabilities to be incurred for site restoration, post closure monitoring commitments or other exit costs.

          Results of Operations

               1996 vs. 1995. The Company recorded net income of $30.8 million, or $2.13 per share, for 1996 compared to $28.2 million, or $1.95 per share, for 1995 representing an increase of 9% in net income over the prior year. Net income for 1996 and 1995 include income tax benefits of $9.0 million, or $0.62 per share, and $13.0 million, or $0.90 per share, respectively, as discussed below. Also included in 1996 and 1995 net income are $4.4 million, or $0.30 per share, and $4.5 million, or $0.31 per share, respectively, reductions of a previously recognized loss which was recorded in prior years on the contract to construct three LSD-CVs. The reductions were due primarily to revisions of the total estimated contract cost as it neared completion.

               In addition to the improvements on the three LSD-CV contract, the increases in the Company's operating results in 1996 reflect improved operating profits recognized on the seven T-AO contract, which was completed in 1996, and the LSD-CV 52 contract. In addition, the Company began profit recognition on the contract to construct five Strategic Sealift vessels for the Navy. Also contributing to the increase in operating results for 1996 were operating profits of $8.2 million recorded by the Company's marine repair, modular construction and wholesale steel operations.

               These profits were offset, in part, by losses recorded on two commercial marine construction contracts. The Company recognized an $8.5 million loss on the contract to construct river hopper barges, primarily representing costs incurred in connection with the Company's entry into this competitive market. In addition, the Company recorded a $20 million loss with respect to the contract to retrofit four single-hull commercial tankers with new double hulls. This loss resulted from several factors, the most important of which related to certain modifications to the hull design that were required in order to comply with American Bureau of Shipbuilding standards after construction had been commenced by the Company in order to respond to a significantly compressed construction schedule caused by the customer's delay in obtaining financing. In addition, this project was commenced prior to the time that the Company's new automated production facility had become fully operational, and therefore did not benefit from the efficiencies which would have been realized from the completed factory. Finally, the pre-delivery testing of the first vessel revealed a condition which required certain modifications causing the Company to incur incremental costs.

               The impact of these losses was mitigated by the fact that these contracts absorbed a substantial amount of operating expenses that would otherwise have been allocated to other contracts. In addition, these contracts have been important in the Company's reemergence in the competitive commercial tanker and barge markets. The tanker contract has also enabled the Company to construct four forebodies which are patterned after the forebody of Avondale's standard tanker, providing experience in constructing this portion of the vessel, enabling the Company to refine the design and production techniques, and furthering the Company's progress toward achieving its stated goal of a more balanced mix of military and commercial work. The first double-hull tanker was delivered on October 3, 1996 while the second hull was delivered January 16, 1997. The remaining vessels are scheduled to be delivered in May and September 1997.

          The Company's net sales in 1996 increased $48.6 million, or 8%, as compared to the prior year. The increase in 1996 net sales was due primarily to increases in sales revenues recognized on the contracts to construct the first five Sealift ships, the Icebreaker and the forebodies for four double-hulled product tankers, which collectively accounted for 63% of the Company's 1996 net sales revenue. The increase in net sales was partially offset by reductions in sales revenues recognized on the contracts to construct the three LSD-CVs (the last of which was delivered in March 1996), LSD-CV 52 (scheduled for completion in November 1997), the seven T-AOs (the last of which was delivered in May 1996) and four MHCs (the third of which was delivered in July 1996 and the last of which was delivered in January 1997). The increase in 1996 net sales was also partially offset by reduced net sales recorded on paddle-wheeled gaming vessels (the last of which was delivered in 1995). The contracts to construct the three LSD-CVs, the LSD-CV 52, the seven T-AOs and four MHCs collectively accounted for 24% of the Company's 1996 net sales revenue.

               Gross profit for 1996 increased $23.2 million, or 39%, compared to 1995. The increase in 1996 gross profit was due primarily to profits recognized on the contract to construct the LSD-CV 52 and the seven T-AOs. Also contributing to the increase in gross profit was the start of profit recognition on the contract to construct the Strategic Sealift vessels. The increase in gross profit was partially offset by the losses recorded on the barge and forebodies contracts discussed above.

               Selling, general and administrative ("SG&A") expenses increased $12.9 million, or 40%, for 1996 compared to 1995. The overall increase in SG&A expenses was due primarily to increased labor costs, professional fees and computer equipment rental costs associated with the Company's successful LPD-17 proposal. These increases represent 76% of the increase in 1996 SG&A expenses.

               The Company's 1996 and 1995 operating results include income tax benefits of $9.0 million, or $0.62 per share, and $13.0 million, or $0.90 per share, respectively. As further discussed in Note 7 of the Notes to Consolidated Financial Statements, these amounts were principally the result of recognizing, for financial reporting purposes, income tax benefits from certain net operating loss carry forwards available to offset estimated future taxable earnings. In 1996 and 1995, the $9.0 million and $13.0 million respective tax benefits were offset by income tax provisions of $12.7 million and $8.6 million related to 1996 and 1995 operating results, respectively. As of December 31, 1996, substantially all of the Company's net operating loss carry forwards have been recognized for financial reporting purposes.

               Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has adopted the disclosure-only provisions of SFAS 123. Implementation of the provisions of SFAS 123 had no material effect on the financial statements.

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

               The Company's net sales in 1995 increased $100.5 million, or 21%, as compared to the prior year. The increase in 1995 net sales was due primarily to increases in sales revenues recognized on the contracts to construct the first three Sealift ships, the forebodies for four double-hulled product tankers, the LSD-CV 52 and the Icebreaker, which collectively accounted for 54% of the Company's 1995 net sales revenue. The increase in net sales was partially offset by reductions in sales revenues recognized on the contracts to construct the seven T-AOs (the fifth and sixth of which were delivered in 1995), three LSD-CVs (the second of which was delivered in

          1995) and four MHCs (the first of which was delivered in 1995), as these contracts approach completion. The contracts to construct the T-AOs, three LSD-CVs, and four MHCs collectively accounted for 28% of the Company's 1995 net sales revenue.

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

               The Company's 1995 operating results include a net income tax benefit of $4.4 million, or $0.30 per share. As further discussed in Note 7 of the Notes to Consolidated Financial Statements, the net income tax benefit is principally the result of recognizing, for financial reporting purposes, a $13.0 million income tax benefit from certain net operating loss carry forwards available to offset estimated future taxable earnings. The $13.0 million tax benefit was partially offset by an income tax provision of $8.6 million related to 1995 operating results. There was a minor provision for income taxes in the same period in 1994 as an income tax benefit related to available net operating loss carry forwards was recognized only to the extent of then current operating results.

          Liquidity and Capital Resources

               The Company's cash and cash equivalents totaled $48.9 million at December 31, 1996 as compared to $38.5 million at December 31, 1995. Contributing to the improved cash balance at December 31, 1996 were amounts collected as a result of the settlement of the Company's Request for Equitable Adjustment ("Minehunter REA") filed with the U.S. Navy related to the four MHCs currently under contract (as discussed in further detail in Note 2 of the Notes to Consolidated Financial Statements). The Company's operating activities represented a significant source of cash in 1996, generating approximately $26.7 million. The Company's primary uses of cash in the current year consisted of capital expenditures of $13.8 million and principal payments on long-term borrowings of $5.8 million.

               The Company's $42.5 million revolving credit agreement ("the agreement") provides available liquidity for working capital purposes, capital expenditures and letters of credit. At December 31, 1996, there were approximately $11.3 million of letters of credit issued against the agreement leaving approximately $31.2 million of liquidity available to Avondale for operations and other purposes. Continuing access to the agreement is conditioned upon the Company remaining in compliance with the covenants which include certain financial ratios. At December 31, 1996 the Company was in compliance with the covenants contained therein. The Company believes that its capital resources will be sufficient to finance current and projected operations.

               In order to comply with the terms of the LPD-
          17 contract, the Company will make significant capital expenditures, particularly to enhance its computer-aided design and product modeling capabilities. The Company currently has sufficient cash and available lines of credit to fund these capital expenditures. Nevertheless, the Company and its banks agreed to increase the size of its revolving credit agreement from $42.5 million to $85 million conditioned upon the favorable resolution of the protest of the LPD-17 contract (which resolution is anticipated in early April 1997). The increase in the size of the agreement is sufficient to allow the Company to fund the expenditures on an interim basis with borrowings under the agreement while preserving the current level of available liquidity. The amended agreement provides that the available credit under the agreement will be reduced to approximately $50 million once a long-term financing for the LPD-17 expenditures is in place (as discussed below) and, at the same time, the banks have agreed to eliminate all collateral except their second mortgage on the Company's 900-foot floating drydock. In addition, the amended agreement would extend the expiration date until April 2000.

               Under  planned  long-term  financing for  the
          LPD-17 expenditures, the Company, in conjunction with the University of New Orleans (the "University"), and the University of New Orleans Research and Technology Foundation (the "Foundation"), intends to construct a 200,000 square foot building on property owned by the Company adjacent to the Company's main shipyard. In addition, the plan includes the purchase of the hardware and software required to comply with the LPD-17 contract terms related to the implementation of the extensive three-dimensional ship design and IPDE teaming technology. The initial investment in this new facility, which will be known as the "UNO/Avondale Maritime Technology Center of Excellence," is estimated at $40 million, and will be financed by the Foundation using third-party debt or lease financing to be repaid through annual appropriations from the state and guaranteed by the Company. The Company will enter into a long-term lease for the Center requiring only a nominal lease payment. The Company will guarantee the debt and provide access to the technology and a portion of the Center to the University for their use in research and the development of educational curricula. The Company and the University are in the process of securing the required approvals. Development of the Center and the requisite state support are contingent on the successful resolution of the LPD-17 protest.

               The Company's estimated net operating loss carry forward for income tax purposes was $29 million at December 31, 1996. This amount, plus available income tax credits from prior years of $5.4 million, and $2.7 million of alternative minimum tax credits will be used to reduce the income tax liabilities for 1997 and later years. The $1.76 million cash paid in 1996 for income taxes reflects payments for alternative minimum tax. The net operating loss carry forwards expire in years 2006 through 2008 and the tax credit carry forwards expire in years 2000 through 2011. The alternative minimum tax credits may be carried forward indefinitely. The Company expects that a "change of control" of the Company for tax purposes is likely to occur in 1997 which may limit the timing of the Company's use of its net operating loss carry forwards in 1997 and later years.

          Item 8: Financial Statements and Supplementary Data.
                   See next consecutive numbered page.

          INDEPENDENT AUDITORS' REPORT

          To the Board of Directors and Shareholders of Avondale Industries, Inc.:

          We have audited the accompanying consolidated balance sheets of Avondale Industries, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avondale Industries, Inc. and subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


          /s/ Deloitte & Touche LLP
          DELOITTE & TOUCHE LLP
          New Orleans, Louisiana
          February 17, 1997

                                  AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                              (dollars in thousands)

                                                           December 31,
                                                       ------------------
            ASSETS                                       1995       1996
                                                       --------   -------
            Current Assets:
            Cash and cash equivalents                  $ 38,524   $ 48,944
            Receivables (Note 2)                         93,184    119,139
            Inventories (Note 3)                         15,289     21,785
            Deferred tax assets (Note 7)                 23,650     30,157
            Prepaid expenses and other current assets     2,946      2,465
                                                        -------    -------
            Total current assets                        173,593    222,490
                                                        -------    -------
            Property, Plant and Equipment (Note 4):
            Land                                          9,161      7,984
            Buildings and improvements                   59,991     59,598
            Machinery and equipment                     182,547    187,029
                                                        -------    -------
            Total                                       251,699    254,611
            Less accumulated depreciation              (121,661)  (127,009)
                                                        -------    -------
            Property, plant and equipment - net         130,038    127,602
                                                        -------    -------
            Goodwill - net                                8,637      8,073
            Other assets                                  4,459      4,707
                                                        -------    -------
            TOTAL ASSETS                               $316,727   $362,872
                                                        =======    =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
            Current Liabilities:
            Current maturities of
              long-term debt (Note 4)                  $  5,062  $  4,957
            Accounts payable                             65,517    73,589
            Accrued employee compensation                10,777    11,630
            Other                                        11,249    12,839
                                                        -------   -------
            Total current liabilities                    92,605   103,015
            Long-term debt (Note 4)                      60,593    54,866
            Deferred income taxes (Note 7)                  850    10,300
            Other liabilities and deferred credits       11,621    12,838
                                                        -------   -------
            Total liabilities                           165,669   181,019
                                                        -------   -------
            Commitments and Contingencies (Notes 6 and 10)

            SHAREHOLDERS' EQUITY (Note 9):
            Common  stock,  $1.00  par  value;
              authorized - 30,000,000 shares;
              issued - 5,927,191 shares in 1995
              and 1996                                  15,927    15,927
            Additional paid-in capital                 373,911   373,911
            Accumulated deficit                       (226,924) (196,129)
                                                       -------   -------
            Total                                      162,914   193,709
            Treasury stock (1,463,016 shares in 1995
              and 1996) at cost                        (11,856)  (11,856)
                                                       -------   -------
            Total shareholders' equity                 151,058   181,853
                                                       -------   -------
            TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                    $316,727  $362,872
                                                       =======   =======

            See Notes to Consolidated Financial Statements.

                                   AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share data)

                                                             Years ended December 31,
                                                        --------------------------------
                                                          1994        1995        1996
                                                         -------     -------     -------
            Continuing operations:
            Net sales (Note 2)                          $475,810    $576,308    $624,929
            Cost of sales                                428,325     517,637     543,102
                                                         -------     -------     -------
            Gross profit                                  47,485      58,671      81,827
            Selling, general and administrative
              expenses                                    30,536      32,123      45,037
                                                         -------     -------     -------
            Income from operations                        16,949      26,548      36,790
            Interest expense                              (4,385)     (4,842)     (4,986)
            Other - net                                      811       2,074       2,691
                                                         -------     -------     -------
            Income from continuing operations
              before income taxes                         13,375      23,780      34,495
            Income taxes (Note 7)                            300      (4,400)      3,700
                                                         -------     -------     -------
            Income from continuing operations             13,075      28,180      30,795
                                                         -------     -------     -------
            Discontinued operations (Note 5):
            Loss from discontinued operations             (1,909)        --          --
            Disposal costs                                (2,643)        --          --
                                                         -------     -------     -------
            Loss from discontinued operations             (4,552)        --          --
                                                         -------     -------     -------
            NET INCOME                                  $  8,523    $ 28,180    $ 30,795
                                                         =======     =======     =======

            Income (Loss) per share of
              common stock (Note 9):
            Continuing operations                       $   0.90    $   1.95    $   2.13
            Discontinued operations                        (0.31)        --          --
                                                         -------     -------     -------
            INCOME PER SHARE OF COMMON STOCK            $   0.59    $   1.95    $   2.13
                                                         =======     =======     =======
            Weighted average number of
              shares outstanding                          14,464      14,464      14,464
                                                         =======     =======     =======

            See Notes to Consolidated Financial Statements.

                                   AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED   STATEMENTS   OF  SHAREHOLDERS' EQUITY


                                    Years ended December 31, 1994, 1995 and 1996
                                                     (in thousands)

                                               Additional                               Total
                                Common     Paid-In    Accumulated    Treasury   Shareholders'
                                      Stock     Capital      Deficit        Stock       Equity
                                    --------------------------------------------------------------
      BALANCE, JANUARY 1, 1994      $ 15,927    $373,911    $(263,627)    $(11,856)    $114,355
      Net income                                                8,523                     8,523
                                    --------------------------------------------------------------
      BALANCE, DECEMBER 31, 1994      15,927     373,911     (255,104)     (11,856)     122,878
      Net income                                               28,180                    28,180
                                    --------------------------------------------------------------
      BALANCE, DECEMBER 31, 1995      15,927     373,911     (226,924)     (11,856)     151,058
      Net Income                                               30,795                    30,795
                                    --------------------------------------------------------------
      BALANCE, DECEMBER 31, 1996    $ 15,927    $373,911    $(196,129)    $(11,856)    $181,853
                                    ==============================================================

      See Notes to Consolidated Financial Statements.

                                  AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                                     Years ended December 31,
                                                                   ----------------------------
                                                                    1994       1995      1996
                                                                  -------    -------    -------
            CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                            $ 8,523    $28,180    $30,795
            Adjustments to reconcile net income to net
              cash provided by operating activities:
               Depreciation and amortization                       11,552      9,819     10,809
               Deferred income taxes                                  --      (5,900)     3,700
               (Gain) loss on sale of assets                          --        (813)     3,135
               Change in operating assets and liabilities,
                net of dispositions:
                 Receivables                                       45,542     (9,674)   (25,955)
                 Inventories                                       (2,500)       296     (6,496)
                 Prepaid expenses and other current assets         (1,251)     3,429         98
                 Accounts payable                                   4,120      4,600      8,072
                 Accrued employee compensation                        596     (2,171)       853
                 Other - net                                        2,546        229      1,690
                                                                  -------    -------    -------
             Net cash provided by operating activities             69,128     27,995     26,701
                                                                  -------    -------    -------
             CASH FLOWS FROM INVESTING ACTIVITIES:
             Capital expenditures                                  (5,120)   (21,290)   (13,830)
             Proceeds from sale of assets                             --       3,248      2,998
             Change in restricted short-term investments - net     (1,811)     1,243        383
             Payment to former corporate parent                    (5,000)       --         --
                                                                  -------    -------    -------
             Net cash used for investing activities               (11,931)   (16,799)   (10,449)
                                                                  -------    -------    -------
             CASH FLOWS FROM FINANCING ACTIVITIES:
             Payment of long-term borrowings                      (81,228)    (5,866)    (5,832)
             Proceeds from issuance of
               long-term borrowings (Note 4)                       36,250     17,780        --
                                                                  -------    -------    -------
             Net cash (used for) provided by
                financing activities                              (44,978)    11,914     (5,832)
                                                                  -------    -------    -------
             NET INCREASE IN CASH AND CASH
                EQUIVALENTS                                        12,219     23,110     10,420
             CASH AND CASH EQUIVALENTS AT
                BEGINNING OF YEAR                                   3,195     15,414     38,524
                                                                  -------    -------    -------
             CASH AND CASH EQUIVALENTS AT
                END OF YEAR                                       $15,414    $38,524    $48,944
                                                                  =======    =======    =======
             SUPPLEMENTAL CASH FLOW DISCLOSURES:
             Cash paid during the year for:
             Interest (net of amounts capitalized)                $ 4,537    $ 5,255    $ 5,207
                                                                  =======    =======    =======
             Income taxes paid                                               $   945    $ 1,760
                                                                             =======    =======
             Noncash investing and financing activities:
             Note issued in litigation settlement                            $ 2,000
                                                                             =======
             Note issued to former corporate parent               $ 8,000
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

            Fair Value Disclosures

               Statement  of  Financial  Accounting   Standards   No.  107,
            "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the fair value of all significant financial instruments. The estimated fair value amounts have been developed by the Company based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, such estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After such analysis, management believes that the carrying values of the Company's significant financial instruments (consisting of cash and cash equivalents, short-term investments, receivables, payables, accrued liabilities and long-term debt) approximate fair values.

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

            Property, Plant and Equipment

               Property,   plant   and   equipment   is   stated  at  cost.
            Depreciation of property, plant and equipment is computed in the financial statements on the straight-line method based on estimates of useful lives as follows:

                            Type                    Period
                            ----                    ------
                    Machinery and equipment        3-20 years
                    Buildings and improvements    15-40 years

                Accelerated  depreciation methods  are  generally  used  for
             income  tax   purposes.  Maintenance  and  repairs  are
             charged directly  to  expense  as  incurred. Additions,
             improvements   and  major  renewals  are   capitalized.
             Interest  costs  for   the   construction   of  certain
             long-term assets are capitalized as part of the cost of property, plant and equipment and amortized over the
             related   assets'   useful    lives.   Interest   costs
             capitalized in fiscal 1994 were not material. Interest costs capitalized in fiscal 1995 and 1996 approximated
             $1.2 million and $759,000, respectively.

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

                Accumulated amortization  at  December  31,  1995  and  1996
             amounted   to   $74.5   million   and   $75.0  million,
             respectively.

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

             Stock-Based Compensation

                Statement  of  Financial   Accounting   Standards  No.  123,
             "Accounting for Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation
             plans  at  fair  value.   The  Company  has  chosen  to
             continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock
             Issued to Employees," and related interpretations and has adopted the disclosure-only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 9.

             Use of Estimates

                The  preparation  of financial statements in conformity with
             generally  accepted   accounting   principles  requires
             management  to  make  estimates  and  assumptions  that
             affect  the reported amounts of assets and  liabilities
             and disclosure  of contingent assets and liabilities at
             the date of the financial  statements  and the reported
             amounts of revenues and expenses during  the  reporting
             period.    Actual   results  could  differ  from  those
             estimates.

             Reclassifications

                Certain reclassifications  of  prior  year amounts have been made to conform to the current year presentation. These reclassifications were made for comparative purposes only and have no effect on net income as previously reported.

             2.  Receivables

                Receivables consisted of the following at December  31,
             1995 and 1996 (in thousands):

                                                              1995        1996
                                                            -------     -------
             Long-term contracts:
                 U.S. Government:
                    Amounts billed                         $ 30,151    $    859
                    Unbilled costs, including retentions,
                      and estimated profits on contracts
                      in progress                            41,119      90,325
                                                            -------     -------
                    Total                                    71,270      91,184

                 Commercial:
                    Amounts billed                            4,364       7,274
                    Unbilled costs, including retentions,
                      and estimated profits on contracts
                      in progress                            12,312      14,681
                                                            -------     -------
                 Total from long-term contracts              87,946     113,139
             Trade and other current receivables              5,238       6,000
                                                            -------     -------
                 Total                                     $ 93,184    $119,139
                                                            =======     =======

             Unbilled costs, including retentions, and estimated profits on contracts in progress were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated profits, approximately $36.3 million is expected to be collected in 1997 with the balance to be collected in subsequent years as contract deliveries are made and warranty periods expire. Net sales to the United States Government in 1994, 1995, and 1996 account for approximately 77%, 74% and 77% of the net sales, respectively.

                In December 1995, the Company settled the Minehunter Request for Equitable Adjustment ("Minehunter REA") for $23 million, which approximated the previously recorded estimate of the amount recoverable. In connection with the settlement of the Minehunter REA in December 1995, the Company submitted invoices totaling $30.7 million to the U.S. Navy, which
             included  certain  contractual   cost   sharing   and   cost
             escalation provisions which obligate the U.S. Navy to bear a portion of the additional costs. The Company collected these amounts in full during the first quarter of 1996.

                Costs   and  estimated  profits  (losses)  on  contracts  in
             progress at December 31, 1995 and 1996 were as follows (in thousands):

                                                           1995          1996
                                                         ---------     ---------
             Costs incurred on contracts in progress   $ 2,668,388   $ 3,026,965
             Estimated profits recognized                   49,287        92,080
             Reserve for anticipated contract losses       (34,500)      (58,600)
                                                         ---------     ---------
             Total                                       2,683,175     3,060,445
             Less billings to date                      (2,643,912)   (2,956,710)
                                                         ---------     ---------
             Net value of contracts in progress        $    39,263   $   103,735
                                                         =========     =========

                Net  value  of  contracts  in progress was comprised of  the following amounts (in thousands):

                                                           1995         1996
                                                          -------      -------
             Unbilled costs and estimated
                profits on contracts in progress
                (included in receivables)                $ 53,431     $105,006
             Billings in excess of costs and estimated
                profits on contracts in progress
                (included in accounts payable)            (14,168)      (1,271)
                                                          -------      -------
             Total                                       $ 39,263     $103,735
                                                          =======      =======

                The reserve for anticipated contract losses of $34.5 million and $58.6 million included in the net value of contracts in progress at December 31, 1995 and 1996, respectively, is related to certain contracts which are presently scheduled for delivery through September 1997. In 1995 and 1996 the Company
             recorded  reductions   of   $4.5  million  and  $4.4  million,
             respectively, of a previously recognized loss due primarily to a revision of the total estimated contract cost as it nears completion. Additionally, during 1996 the Company recorded a $28.5 million increase in the reserve related to the contracts to construct the four double-hulled forebodies and a series of river hopper barges.

             3.  Inventories

             Inventories consisted of the following at December 31, 1995 and 1996 (in thousands):

                                                     1995       1996
                                                    ------     ------
             Goods held for sale                   $ 7,409    $13,184
             Materials and supplies                  7,880      8,601
                                                    ------     ------
             Total                                 $15,289    $21,785
                                                    ======     ======

             4.  Financing Arrangements

             Revolving Credit Agreement

                The  Company  has  available  a  two-year  revolving  credit
             agreement   ("the   agreement")   with    various    financial
             institutions. The agreement provides for an available line of credit equal to the lesser of $42.5 million or a specified borrowing base with a term which in 1996 was extended to May 1998. A commitment fee based on the average daily amount of the unused line of credit is payable on a quarterly basis. Borrowings under the agreement bear interest at fluctuating rates. The agreement is collateralized by substantially all of the Company's working capital assets and its 900-foot floating drydock and, among other things, (1) requires the Company to meet certain financial covenants (relating to net worth, debt
             coverage,   interest   coverage   and  backlog),  (2)  imposes
             limitations  and  restrictions  related   to   annual  capital
             expenditures, the incurrence of new indebtedness and the payment of dividends and (3) requires compliance with the
             terms  and conditions  of  all  other  debt  agreements.   The
             agreement also provides the Company with the right to require the bank group to post letters of credit on the Company's behalf in support of its operations which letters of credit reduce the remaining available credit (see Note 10). There were no borrowings in 1995 and 1996 under the revolving credit agreement.

                As a result of the award  of the LPD-17 contract the Company will be required to make significant capital expenditures. The Company and its banks agreed to increase the size of the
             revolving  credit  agreement   up  to  $85  million  upon  the
             favorable resolution of a protest  filed  by  the unsuccessful
             bidder   for  the  LPD-17  contract.   The  amended  agreement
             provides  that   the  available  credit  will  be  reduced  to
             approximately $50  million  once a long-term financing for the
             LPD-17 expenditures is in place.   The  banks have also agreed
             to eliminate all collateral except the second mortgage on the 900-foot floating drydock and to extend the agreement's expiration until April 2000.

             Long-Term Debt

             Long-term debt consisted of the following at December 31, 1995 and 1996 (in thousands):

                                                              1995        1996
                                                             ------      ------
             Industrial revenue bonds                       $36,250     $36,250
             Mortgage bonds, interest at 8.16%,
               payable in semi-annual principal
               installments to 2010                          17,780      16,594
             Mortgage bonds, payable in semi-annual
               principal installments to 2000                 3,880       3,104
             General obligation industrial bonds,
               interest at 7%, payable in annual
               installments to 2008                           2,745       1,875
             Other long-term debt                             5,000       2,000
                                                             ------      ------
             Total                                           65,655      59,823
             Less current maturities of long-term debt       (5,062)     (4,957)
                                                             ------      ------
             Long-term debt                                 $60,593     $54,866
                                                             ======      ======

                The  $36.3  million  of  industrial  revenue bonds represent
             Series 1994 bonds which consist of (1) $6 million bearing interest at 8.25% and payable in annual principal installments ranging from $550,000 in 1997 to final payment of $985,000 in 2004 and (2) $30.3 million bearing interest at 8.50% and payable in annual principal installments ranging from $340,000 in 1997 to final payment of $3.8 million in 2014. The Series 1994 bonds are secured by certain property and equipment which had a net book value of approximately $21.2 million at
             December   31,  1996.   Among  other  things,  the  terms  and
             conditions of the Series 1994 bonds (1) require the Company to meet certain financial covenants (relating to net worth, debt
             and  debt  service   coverage   and   liquidity),  (2)  impose
             limitations and restrictions related to the incurrence of new indebtedness and the payment of dividends, and (3) require compliance with the terms and conditions of other specified debt agreements.

               The $16.6 million of mortgage  bonds represent the remaining balance of $17.8 million of bonds issued in February 1995 as part of the financing of the Company's approximately $20 million plant modernization effort. The bonds were issued utilizing a U.S. Government guarantee under Title XI of the Merchant Marine Act, 1936, as amended ("Title XI"), bear interest at the annual rate of 8.16% and are payable in equal semi-annual principal payments of $593,000 over a 15 year period beginning in 1996. The terms of the financing include various restrictive covenants including provisions relating to the maintenance of working capital, incurrence of additional indebtedness, and the maintenance of a minimum net worth. The plant modernization assets having a net book value of approximately $20.7 million at December 31, 1996 have been pledged as collateral for these mortgage bonds.

               The  $3.1  million  of  mortgage  bonds at December 31, 1996 represent the balance of an earlier mortgage bond issue which also utilized a Title XI guarantee. The Company refinanced these mortgage bonds in February 1995 (approximately $4.3 million) which reduced the annual interest rate from 9.30% to 7.86%. The refinancing agreement contains various restrictive covenants similar to those for the $17.8 million of Title XI mortgage bonds discussed above. These bonds are payable in equal semi-annual principal payments of $388,000 and mature in the year 2000. Property, plant and equipment having a net book value of approximately $12.9 million at December 31, 1996 has been pledged as collateral for these mortgage bonds.

               Other  long-term debt at December 31, 1996 represents  a  $2 million unsecured note issued as part of the settlement of certain claims against the Company (as further discussed in Note 10). The note bears interest at 8% per annum and is due in January 1997.

             Annual maturities of long-term debt for each of the next five years and in total thereafter follow (in thousands):

                             1997                 $ 4,957
                             1998                   3,047
                             1999                   3,137
                             2000                   3,237
                             2001                   2,571
                             Thereafter            42,874
                                                   ------
                             Total                $59,823
                                                   ======

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

                The operating results for 1994  are reported as discontinued
             operations. Summarized  results are as follows (in thousands):

             Net sales                                   $13,520
             Costs and expenses                           15,429
                                                          ------
             Loss from discontinued operations            (1,909)
             Loss on disposal of discontinued operations  (2,643)
                                                          ------
             Loss from discontinued operations           $(4,552)
                                                          ======

             6.  Leases

                The Company leases equipment and real property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Certain of the leases provide for renewal privileges with escalation of the lease payments based on changes in selected economic indices.

                Rental  expense  for operating leases was $5.8 million, $6.3 million and $9.0 million in 1994, 1995 and 1996, respectively.

                Minimum rental commitments under leases having an initial or remaining noncancelable term in excess of twelve months follow (in thousands):

                             1997                  $2,811
                             1998                   2,268
                             1999                   1,240
                             2000                     929
                             2001                      92
                                                   ------
                             Total                 $7,340
                                                   ======

             7.  Income Taxes

                Income taxes are accounted  for under Statement of
             Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires the use of the asset and liability approach for financial accounting and reporting for income taxes.

                The Company has provided for Federal income taxes as follows
             (in thousands):

                                                         1994         1995         1996
                                                       -------      -------      -------
             Current provision                         $   600     $  1,500     $  1,100
             Deferred provision (benefit)                 (300)       7,100       11,600
             Deferred benefit attributable to the
               realization of net operating loss
               carry forwards                              --       (13,000)      (9,000)
                                                         ------      -------      -------
             Provision (benefit) for income taxes      $   300     $ (4,400)    $  3,700
                                                         ======      =======      =======

                The  provision  (benefit)  for  income  taxes  varied  from  the
             Federal statutory income tax rate due to the following (dollars in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------
                                                    1994              1995           1996
                                                 -----------      -----------     -----------
                                                 Amount    %      Amount    %     Amount    %
                                                 ------   --      ------   --     ------   --
             Taxes at Federal statutory rate    $ 3,088   35     $ 8,323   35    $12,409   35
             Amortization of goodwill
               not deductible                       511    6         246    1        197    1
             Net operating loss
               carry forwards utilized               --   --     (13,000) (55)    (9,000) (25)
             Settlement of prior year
               tax examinations                  (3,200) (36)         --   --         --   --
             Other                                  (99) ( 1)         31   --         94   --
                                                 ------- ---     -------  ---    -------  ---
             Total                              $   300    4    $ (4,400) (19)   $ 3,700   11
                                                 ======= ===     =======  ===    =======  ===

                At  December  31, 1996 the Company has available for Federal income tax purposes net operating loss carry forwards and tax credit carry forwards of $29.0 million and $5.4 million, respectively. The net operating loss carry forwards expire in years 2006 through 2008 and the tax credit carry forwards expire in the years 2000 through 2011. Additionally, the Company has $2.7 million of minimum tax credits which may be carried forward indefinitely.

                Deferred income taxes represent the  net  tax  effects  of (a)
             temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases, and (b) operating loss and tax credit carry forwards. The tax effects of significant items comprising the Company's net deferred tax balances at December 31, 1995 and 1996 are as follows (in thousands):

                                                                    1995            1996
                                                                  -------         -------
             Deferred Tax Liabilities:
             Differences between book
               and tax basis of property, plant and equipment     $26,266         $24,753
             Other                                                    759             976
                                                                  -------         -------
                Total                                              27,025          25,729
                                                                  -------         -------
             Deferred Tax Assets:
             Reserves not currently deductible                      5,174           4,417
             Long-term contracts                                   18,557          18,844
             Other temporary differences                            4,263           4,761
             Operating loss carry forwards                         24,334          10,211
             Tax credit carry forwards                              7,200           8,036
                                                                  -------         -------
                                                                   59,528          46,269
             Valuation Allowance                                   (9,703)           (683)
                                                                  -------         -------
                  Total                                            49,825          45,586
                                                                  -------         -------
             Net deferred tax assets                              $22,800         $19,857
                                                                  =======         =======

                The  net deferred tax assets are included in the following balance sheet captions (in thousands):

                                                                    1995           1996
                                                                  -------        -------
             Current deferred tax assets                          $23,650        $30,157
             Non-current deferred income tax liabilities             (850)       (10,300)
                                                                  -------        -------
             Net deferred tax assets                              $22,800        $19,857
                                                                  =======        =======

                During   1996,   the   deferred   tax   valuation   allowance
             decreased approximately $9.0 million as a result of the Company's current year operating results and a re-evaluation of its expectations of the likelihood of future operating income related to its existing backlog.

             8.  Retirement Plans

             ESOP

                In 1985,  the  Company  established the Avondale Industries,
             Inc. Employee Stock Ownership Plan (the "ESOP"). The ESOP is a qualified, defined contribution plan designed primarily to invest in equity securities of the Company and is specifically authorized to leverage its acquisition of these securities. The ESOP is intended to cover all employees of the Company upon completion of one year of service, except certain employees who are covered by collective bargaining agreements, unless, by the terms of such agreements, the employees are to participate in the

             ESOP. The ESOP owned approximately 6,822,000 and 2,980,000 shares of the Company's Common Stock at December 31, 1995 and 1996, respectively. In February 1996 the ESOP sold 3,581,100 shares of the Company's common stock. The Company did not receive any of the proceeds from this public offering.

             Pension Plan

                The Company also sponsors  a  defined  benefit pension plan, which is coordinated with the benefits payable to participating employees in the ESOP. At retirement, a person's benefit is based upon the greater of (i) the market value of the shares of common stock allocated to the participant's ESOP account or (ii) the benefit calculated under the pension plan formula. The pension plan formula benefits are based on a defined dollar amount multiplied by a fraction related to a participant's credited service.

                The net periodic  pension  cost for the years ended December
             31, 1994, 1995 and 1996 included the following components (in thousands):

                                                                      1994      1995      1996
                                                                    -------   -------   -------
             Service costs of the current period                    $ 3,400   $ 3,300   $ 3,700
             Interest cost on the projected benefit obligation        3,800     4,200     3,700
             Actual return on plan assets                            (2,700)   (3,600)   (4,600)
             Net amortization of transition liability and
               deferred investment (loss) gain                         (200)      300      (400)
                                                                    -------   -------   -------
             Net periodic pension cost                              $ 4,300   $ 4,200   $ 2,400
                                                                    =======   =======   =======

                The  following  table  sets  forth  the pension plan's estimated funded status as of December 31, 1995 and 1996 (in thousands):

                                                                      1995      1996
                                                                    -------   -------
             Projected benefit obligation:
             Vested benefits                                        $49,100   $38,800
             Nonvested benefits                                         400       400
                                                                    -------   -------
             Accumulated benefit obligation                          49,500    39,200
             Effect of projected future compensation levels          12,700     2,600
                                                                    -------   -------
             Projected benefit obligation                            62,200    41,800
             Plan assets at market value                             50,400    58,800
                                                                    -------   -------
             Plan assets (less than) in excess of
               projected benefit obligation                         (11,800)   17,000
             Unrecognized net transition obligation                     100       100
             Unrecognized prior service costs                        (2,500)   (2,100)
             Unrecognized net loss (gain)                            12,600   (14,500)
                                                                    -------   -------
             (Pension liability) Prepaid pension costs              $(1,600)  $   500
                                                                    =======   =======

                The Company's funding policy is to contribute each year  an amount equal to the minimum required contribution under the Employee Retirement Income Security Act of 1974. However, the contribution for any year will not be greater than the maximum tax deductible contribution. Plan assets consist primarily of United States Government and Agency securities, corporate stocks and corporate bonds and notes. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% for 1995 and 7.75% for 1996. The rate of increase in future compensation levels used was 4.0% for 1995 and 1996 and thereafter. The expected long-term rate of return on the assets was 9.0% for 1995 and 1996.

             401(k) Savings Plan

                Beginning  in 1996 the Company sponsored  a  401(k)  Savings
             Plan. Participation in this defined contribution plan is available to substantially all employees of the Company. The Company may elect to make contributions to the Plan; however, the timing and amount of such contributions is at the discretion of the Company's Board of Directors. There were no contributions made in 1996.

             9.  Shareholders' Equity

             Preferred Stock

                The Company  is  authorized  to  issue  5,000,000  shares of preferred stock, $1.00 par value, none of which was outstanding at December 31, 1995 and 1996.

             Income (Loss) Per Share

                The   weighted   average   number  of  shares  used  in  the
             computation of income (loss) per share was 14,464,000, for each of the years ended December 31, 1994, 1995 and 1996, respectively. The assumed exercise of stock options would not result in dilution in any of such periods.

             Stock-Based Compensation Plans

                The  Company's Performance Share Plan provided for the award of shares of Common Stock to senior executives of the Company, as designated by a committee of the Board of Directors, which were earned upon the attainment of specified performance objectives. These performance objectives have been attained and therefore no further awards will be made.

                A summary of the status of the Performance Share  Plan as of
             December 31, 1994, 1995 and 1996 and changes during the three years ended December 31, 1996 are presented below:

                         1994                1995                1996
                   -----------------   -----------------   -----------------
                            Weighted            Weighted            Weighted
                             Average             Average             Average
                            Exercise            Exercise            Exercise
                   Shares      Price   Shares      Price   Shares      Price
                   -------  --------   -------  --------   -------  --------
Options outstanding
  and exercisble
  January 1        303,159   $15.975   279,155   $15.885   240,971   $17.463

Forfeited/expired   23,834    17.122     2,280    15.965     1,360    19.000

Exercised              170     4.150    35,904     5.285    13,207    12.940
                   -------             -------             -------
Options outstanding
  and exercisable,
  December 31      279,155   $15.885   240,971   $17.463   226,404   $17.718
                   =======             =======             =======

                The  range  of  exercise  prices  for options outstanding at
             December  31,  1996  (the  majority  of  which  contain  a  stock appreciation right feature) was $3.875 to $19.00 and the weighted-average remaining contractual life for such options was
             2.6 years.

                The  Company  provided  a  Stock  Appreciation Plan for  key management employees which contains a stock appreciation right feature. This plan has expired, no further award will be made.

                There were  no  transactions  relating  to this plan for the year ended December 31, 1996. A summary of changes in the Stock Appreciation Plan during the years ended December 31, 1994 and 1995 are presented below:

                                                    1994                 1995
                                              -----------------    -----------------
                                                       Weighted             Weighted
                                                        Average              Average
                                                       Exercise             Exercise
                                               Shares     Price     Shares     Price
                                              -------  --------    -------  --------
             Options outstanding, January 1    50,000   $12.675     40,000   $11.250

             Forfeited/expired                (10,000)  $18.375    (40,000)  $11.250
                                              -------              -------
             Options outstanding, December 31  40,000   $11.250        --    $  --
                                              =======              =======

                There were no options exercisable at December 31, 1994, 1995 and 1996. Shares available for grant under the plan at December 31, 1994 and 1995 totaled 397,000, 437,000 shares, respectively, and no shares were available for grant at December 31, 1996. Options were outstanding at $11.25 per share at December 31, 1994. Under the terms of the plan, options expired on March 31, 1995.

                Compensation expense for the years ended December 31, 1994,
             1995 and 1996 was not material.

                The Company applies Accounting Principles Board Opinion No.
             25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense is recognized for its stock-based compensation plans other than for performance-based awards.
             Since no options were granted under the Company's stock-based compensation plans during 1995 and 1996, there would have been no effect on net income and income per common share had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

             10.  Commitments and Contingencies

             Litigation

                In January 1986, the Louisiana Department of Environmental
             Quality ("DEQ") advised the Company that it could be a potentially responsible party ("PRP") with respect to an oil reclamation site operated by an unaffiliated company in Walker, Louisiana. The Company sold to the operator a substantial portion of the waste oil that was processed at the reclamation site during the period 1978 through 1982. The Company's potential liability, if any, for cleanup of this site will be based on the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or the Louisiana Environmental Affairs Act. Under these statutes, such liability is presumptively joint and several, but is typically apportioned among the responsible parties based on the volume of material sent by each to the waste site. The Company has cooperated with other PRPs to study the potential aggregate liability under these statutes. Moreover, the Company believes it has substantial defenses against liability and defenses that could mitigate the portion of liability, if any, that would otherwise be attributable to it.

                To date, the Company and certain of the other PRPs (the
             "Funding Group") for the site have funded the site's remediation expenses, PRP identification expenses and related costs for the participating parties. As of December 31, 1996 such costs totaled $18.8 million, of which the Company has funded approximately $4.0 million. Since 1988 the Funding Group filed petitions to add a number of companies as third-party defendants with regard to the remedial action. The Funding Group has agreed to settle with the majority of these companies. All funds collected through these settlements are placed in escrow to fund future expenses. At December 31, 1996, the balance of the escrow was $6.2 million, which is to be used to fund any ongoing remediation expenses. The Company will not owe any future assessments until the balance in escrow is depleted. There are additional settlements being negotiated which should add to the balance in escrow.

                Additional remedial work scheduled for the site includes
             completion of studies and if required by the results of these studies, subsequent remediation. Following completion of any such required additional remediation, it will be necessary to obtain Environmental Protection Agency approval to close the site, which consent may require subsequent post-closure activities such as groundwater monitoring and site maintenance for many years. The Company is not able to estimate the final costs for any such additional remedial work or post-closure costs that may be required; however, the Company believes that its proportionate share of expenditures for any additional work will not have a material impact on the Company's financial statements. In addition, the members of the Funding Group have entered into a final cost sharing agreement under which all parties have agreed that there would be no re-allocation of previous remediation costs, but that future remediation costs would be established by a formula. Under this agreement, the Company's share of future costs is 17.5%.

                In 1996, the Company settled a class action lawsuit
             involving alleged personal injury and property damage arising from the Walker, La. reclamation site. Under the terms of the settlement, the Company has paid approximately $6.0 million into a settlement fund. The Company also agreed to pay up to an additional $6.0 million (plus interest at 8% per annum) if the plaintiffs are unsuccessful in collecting certain claims under Avondale's insurance policies that have been assigned to the plaintiff class under the settlement agreement. During the first quarter of 1997, certain remaining parties to the litigation, including Avondale's insurers, reached a tentative settlement, pursuant to which Avondale's insurers agreed to pay the plaintiffs an amount in excess of the $6.0 million (plus interest) for which Avondale was responsible in full and final satisfaction of the plaintiff's claims against Avondale and Avondale would be released from liability. The tentative settlement agreement is subject to a fairness review by the trial court. With respect to the potential contingent liability of the Company to pay additional sums if the tentative settlement is not approved by the court, management believes that the eventual resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

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

             Letters of Credit

                In the normal course of its business activities, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations, other insurance obligations and to provide a debt service reserve fund related to $36.3 million of Series 1994 industrial revenue bonds. Additionally, under certain contracts the Company may be required to provide letters of credit to secure certain performance obligations of the Company thereunder. Outstanding letters of credit relating to these business activities amounted to approximately $25.4 million at December 31, 1995 and $11.3 million at December 31, 1996.

             11.  Quarterly Results (Unaudited)

             Consolidated operating results for the four quarters of 1995 and 1996 were as follows (in thousands, except per share data):

                                 1995                              1996
                  --------------------------------------    --------------------------------------
                  First     Second    Third     Fourth      First     Second    Third     Fourth
                  Quarter   Quarter   Quarter   Quarter     Quarter   Quarter   Quarter   Quarter
                  --------  --------  --------  --------    --------  --------  --------  --------
      Net Sales   $133,575  $152,788  $148,785  $141,160    $156,496  $152,577  $148,384  $167,472

      Gross Profit  13,404    13,820    14,793    16,654      17,286    18,166    19,048    27,327

      Income from
       Operations    5,741     6,222     6,835     7,750       8,253     8,874     9,237    10,426

      Net Income     3,044     8,493    12,054     4,589       4,736    14,290     5,612     6,157

      Net Income
       per Share   $  0.21   $  0.59   $  0.83   $  0.32     $  0.33   $  0.99   $  0.39   $  0.43
                    ======    ======    ======    ======      ======    ======    ======    ======

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None

                                       PART III

     Item 10.Directors and Executive Officers of the Registrant.

          Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of shareholders and is incorporated herein by reference.

     Item 11.  Executive Compensation.

          Information concerning the executive compensation called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of shareholders and is incorporated herein by reference.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of shareholders and is incorporated herein by reference.

     Item 13.  Certain Relationships and Related Transactions.

          Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of shareholders and is incorporated herein by reference.


                                       PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

              (a)(1)       Financial Statements

               Independent Auditors' Report.

               Consolidated Balance Sheets as of December 31, 1995 and 1996.

               Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996.

               Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1995 and 1996.

               Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

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

                  (b) Title XI Reserve Fund and Financial Agreement dated October 21, 1975, by and between the Company and the United States of America, as amended by Amendments Nos. 1 and 2(4), as further amended by the Master Assumption Agreement (filed as Exhibit 4.3(a) hereto). The Reserve Fund and Financial Agreement has been further amended by Amendment No. 5 dated February 9, 1995(6) and Amendment No. 6 dated August 22, 1996.

                  (c)    Form of 8.80% Sinking Fund Bond, Series A (included in
                         Exhibit 4.3(a)).

                  (d)    Form of 9.30% Sinking Fund Bond, Series B (included in
                         Exhibit 4.3(a)).

                  (e)    Form of 7.86% Sinking Fund Bond, 2000 Series.(6)

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

                  (b) Title XI Reserve Fund and Financial Agreement dated February 9, 1995, by and between the Company and the United States of America,(6) as amended by Amendment No. 1 dated August 22, 1996.

                  (c)    Form of 8.16% Sinking Fund Bond, 2010 Series.(6)

          10.1    Contracts With The United States Navy

                  (a) Agreement dated June 28, 1985, by and between the Company and the United States of America (Contract No. N00024-85-C-2131) for the construction of T-AO 187 Class Oiler Ships and various modifications thereto(4) including modification P00005 thereto entered into on June 16, 1988, and the related Acknowledgment of Transfer and Transfer Agreement relating to the Company's agreement to assume certain of the rights and obligations to build two such vessels under an Agreement dated May 6, 1985, by and between Pennsylvania Shipbuilding Co. and the United States of America.(8)

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

                  (h) Agreement dated October 3, 1989, by and between the Company and the United States of America (Contract No. N00024-89-C-2162) for the construction of one MHC Class 51 ship and various modifications thereto(9), modification no. P00020(5) and modification no. P00027 thereto(10).

                  (i) Agreement dated August 2, 1990, by and between the Company and the United States of America (Contract N00024-90-C-2304) for the construction of one MHC Class 51 ship,(3) and modification nos. P00002(5), P00013(5)and modification no. P00020 thereto(10).

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

                  (l) Agreement dated September 3, 1993, by and between the Company and the United States of America (Contract No. N00024-93-C-2205) for the construction of one T-AKR 300 Class Strategic Sealift ship, various amendments and modifications nos. P00001, P00003 and P00004(5), P00007(7) and modification P00019 thereto.

                  (m) Agreement dated October 12, 1993, by and between the Company and the United States of America (Contract No. N00024-94-C-2200) for the construction of one LSD 41 Class Landing Ship Dock.(5)

                  (n) Agreement dated December 17, 1996 by and between the Company and the UnitedStates of America (Contract No. N00024-97-C-2202) for the design and construction of one LPD-17 ship.

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

          10.3    Employee Benefit Plans

                  (a) The Company's Amended and Restated Performance Share Plan dated April 24, 1989(11), as amended by Amendment No. 1 adopted December 5, 1994.(7)

                  (b) The Company's Amended and Restated Stock Appreciation Plan and attachments thereto dated April 24, 1989(11), as amended by Amendment No. 1 adopted December 5, 1994.(7)

                  (c) The Company's Amended and Restated Employee Stock Ownership Plan(7) and the related Amended and Restated Trust Agreement(12) as further amended by: Amendment No. 1 adopted April 5, 1995(6), Amendment No. 2 adopted June 16, 1995(2), Amendment No. 3 adopted February 5, 1996(12) and Amendment No. 4 adopted December 31, 1996.

                  (d) The Company's Pension Plan as Amended and Restated(7) as further amended by: Amendment No. 1 adopted June 16, 1995(2), Amendment No. 2 adopted April 19, 1996(13) and Amendment No. 3 adopted December 31, 1996.

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

                  (h)    The Company's Directors' Deferred Compensation Plan.(3)

                  (i)    Avondale Industries, Inc. Management Incentive Plan.(6)

                  (j) The Company's 401(k) Plan as restated effective September 20, 1996, as amended by Amendment No. 1 dated December 31, 1996.

                  (k)    The Company's Executive Retirement Plan(12).

          10.4    Employment Agreements

                  (a) Employment Agreement dated September 27, 1985, by and between the Company and Albert L. Bossier, Jr.(4) the term of which has been extended such that its current term extends through December 31, 1999.(7)

                  (b) Employment Agreement dated June 18, 1987, by and between the Company and Thomas M. Kitchen(4) the term of which has been extended such that its current term extends through December 31, 1999.(7)

                  (c) Employment Agreement dated June 18, 1987, by and between the Company and Kenneth B. Dupont(4) the term of which has been extended such that its current term extends through December 31, 1999.(7)

                  (d) Amended and Restated Change of Control Agreement dated January 19, 1996 by and between the Company and Albert L. Bossier, Jr(12).

                  (e) Amended and Restated Change of Control Agreement dated January 19, 1996 by and between the Company and Thomas M. Kitchen(12).

                  (f) Amended and Restated Change of Control Agreement dated January 19, 1996 by and between the Company and Kenneth B. Dupont(12).

                  (g)    The Company's Severance Pay Plan and Summary Plan

                         Description adopted March 1, 1996(12).

          10.5    Avondale/Ogden Letter Agreement.(14)

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

                  (d) Stockholder Protection Rights Agreement dated as of September 26, 1994 between Avondale Industries, Inc. and Boatmen's Trust Company, as Rights Agent.(15)

                  (e) Agreement by and between the Company and Bath Iron Works Corporation, Subcontract for LPD-17 Class Work dated June 23, 1996 (without attachments).

                  (f) Agreement by and between the Company and Hughes Aircraft Co., Subcontract for LPD-17 Class Work dated June 23, 1996 (without attachments).

          10.9 Revolving Credit Agreement dated as of May 10, 1994 among Avondale Industries, Inc., various financial institutions signatory thereto (the "Banks") and Continental Bank N.A. as the Agent for the Banks, and Amendment Nos. 1 and 2 thereto.(7)

                  (a) Third Amendment, Waiver and Consent to Revolving Credit Agreement, dated May 10, 1995(10).

                  (b) Fourth Amendment and Consent to Revolving Credit Agreement, dated September 1, 1995(10).

                  (c) Fifth Amendment to Revolving Credit Agreement, dated November 17, 1995(10).
                  (d) Sixth Amendment to Revolving Credit Agreement, dated October 22, 1996.

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

     (10) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     (11) Incorporated by reference from the Company's Registration Statement on Form S-8 and Form S-3 (Registration No. 33-31984) filed with the Commission on November 8, 1989.

     (12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

     (13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

     (14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.

     (15) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on September 30, 1994.

          (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three month period ended December 31, 1996.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 1997.

                                        AVONDALE INDUSTRIES, INC.



                                        By: /s/ Albert L. Bossier, Jr.
                                            --------------------------
                                                 Albert L. Bossier, Jr.
                                                 Chairman of the Board,
                                                  President and Chief
                                                   Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.

             Signature                   Title                  Date
          ---------------------------------------------------------------------

          /s/ Albert L. Bossier, Jr.  Chairman of the Board,    March 14, 1997
          --------------------------  President and Chief
              Albert L. Bossier, Jr.  Executive Officer

          /s/ Thomas M. Kitchen       Vice President, Chief     March 14, 1997
          ---------------------       Financial Officer,
          Thomas M. Kitchen           Corporate Secretary and
                                      a Director

          /s/ Kenneth B. Dupont       Vice President and a      March 14, 1997
          ---------------------       Director
          Kenneth B. Dupont

          /s/ Anthony J. Correro, III Director                  March 14, 1997
          ---------------------------
          Anthony J. Correro, III

          /s/ Francis R. Donovan      Director                  March 14, 1997
          ----------------------
          Francis R. Donovan

          /s/ William A. Harmeyer     Director                  March 14, 1997
          -----------------------
          William A. Harmeyer

          /s/ Hugh A. Thompson        Director                  March 14, 1997
          --------------------
          Hugh A. Thompson

          /s/ Bruce L. Hicks         Vice President &           March 14, 1997
          ------------------         Controller
          Bruce L. Hicks

                                    EXHIBIT INDEX

          Number                             Description

          4.3       Instruments Relating to Title XI Vessel Financing 10.1

                    (b) Title XI Reserve Fund and Financial Agreement dated October 21, 1975, by and between the Company and the United States of America, as amended by Amendments Nos. 1 and 2(4), as further amended by the Master Assumption Agreement (filed as Exhibit 4.3(a) hereto). The Reserve Fund and Financial Agreement has been further amended by Amendment No. 5 dated February 9, 1995(6) and Amendment No. 6 dated August 22, 1996.

          4.6       Instruments Relating to February 1995 Title  XI  Vessel
                    Financing.

                    (b) Title XI Reserve Fund and Financial Agreement dated February 9, 1995, by and between the Company and the United States of America,(6) as amended by Amendment No. 1 dated August 22, 1996.

          10.1      Contracts With The United States Navy

                    (l) Agreement dated September 3, 1993, by and between the Company and the United States of America (Contract No. N00024-93-C-2205) for the construction of one T-AKR 300 Class Strategic Sealift ship, various amendments and modifications nos. P00001, P00003 and P00004(5), P00007(7) and
                         modification P00019 thereto.

                    (n) Agreement dated December 17, 1996 by and between the Company and theUnited States of America (Contract No. N00024-97-C-2202) for the designand construction of one LPD-17 ship.

          10.3      Employee Benefit Plans

                    (c) The Company's Amended and Restated Employee Stock Ownership Plan(7) and the related Amended and Restated Trust Agreement(12) as further amended by: Amendment No. 1 adopted April 5, 1995(6),
                         Amendment No. 2 adopted June 16, 1995(2), Amendment No. 3 adopted February 5, 1996(12) and Amendment No. 4 adopted December 31, 1996.

                    (d) The Company's Pension Plan as Amended and Restated(7) as further amended by: Amendment No. 1 adopted June 16, 1995(2), Amendment No. 2 adopted April 19, 1996(13) and Amendment No. 3 adopted December 31, 1996.

                    (j) The Company's 401(k) Plan as restated effective September 20, 1996, as amended by Amendment No. 1 dated December 31, 1996.

          10.8      Other Material Agreements

                    (e) Agreement by and between the Company and Bath Iron Works Corporation, Subcontract for LPD-17 Class Work dated June 23, 1996 (without attachments).

                    (f) Agreement by and between the Company and Hughes Aircraft Co., Subcontract for LPD-17 Class Work dated June 23, 1996 (without attachments).

          10.9 Revolving Credit Agreement dated as of May 10, 1994 among Avondale Industries,Inc., various financial institutions signatory thereto (the "Banks") and Continental Bank N.A. as the Agent for the Banks, and Amendment Nos. 1 and 2 thereto.(7)

                    (d) Sixth Amendment to Revolving Credit Agreement, dated October 22, 1996.

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

          (10) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscalyear ended December 31, 1995.

          (11) Incorporated by reference from the Company's Registration Statement on Form S-8 and Form S-3 (Registration No. 33-31984) filed with the Commission on November 8, 1989.

          (12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for thefiscal quarter ended March 31, 1996.

          (13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for thefiscal quarter ended June 30, 1996.

          (14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.

          (15) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on September 30, 1994.