Form 10-Q
period 1997-03-31
AVONDALE INDUSTRIES INC
filed 1997-05-09
CIK 829444

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

        (Mark One)

        [  X  ]Quarterly  Report  Pursuant  to  Section  13  or  15(d) of the
            Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1997

        [    ]Transition  Report  Pursuant  to  Section  13  or 15(d) of  the
            Securities Exchange Act of 1934

        For   the   transition   period   from                             to


        For Quarter Ended March 31, 1997

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

                   Class                       Outstanding  at March 31, 1997
        Common stock, par value $1.00 per share       14,493,211 shares


                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

                                       INDEX




         Part I. Financial Information                            Page No.

            Item 1.  Financial Statements

                Independent Accountants' Report

                Consolidated Balance Sheets -
                December 31, 1996 and March 31, 1997

                Consolidated Statements of Operations -
                Three Months Ended March 31, 1996 and 1997

                Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 1996 and 1997

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

        Part II. Other Information

            Item 6.  Exhibits and Reports on Form 8-K


        INDEPENDENT ACCOUNTANTS' REPORT

        To the Board of Directors and Shareholders of Avondale Industries, Inc.

        We have reviewed the condensed consolidated financial statements of Avondale Industries, Inc. and subsidiaries, as listed in the accompanying index, as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Avondale Industries, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




        DELOITTE & TOUCHE LLP
        New Orleans, Louisiana

        May 2, 1997


                           PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                    (UNAUDITED)


                                                  December 31,     March 31,
                                                     1996            1997
                                                    ------          ------
       ASSETS
        Current Assets:
          Cash and cash equivalents  ............ $ 48,944        $ 47,737
          Receivables (Note 2):
            Accounts receivable .................   14,133          13,094
            Contracts in progress ...............  105,006          95,904
          Inventories:
            Goods held for sale .................   13,184          15,344
            Materials and supplies ..............    8,601           8,800
          Deferred tax assets ...................   30,157          26,757
          Prepaid expenses ......................    2,465           2,018
                                                   -------         -------
            Total current assets ................  222,490         209,654
                                                   -------         -------
        Property, Plant and Equipment:

          Land...................................    7,984           7,984
          Construction in progress  .............    6,934           6,533
          Buildings and improvements ............   52,664          52,624
          Machinery and equipment ...............  187,029         189,080
                                                   -------         -------
            Total ...............................  254,611         256,221

          Less accumulated depreciation.......... (127,009)       (129,721)
                                                   -------         -------
            Property, plant and equipment - net    127,602         126,500
                                                   -------         -------
        Goodwill - net ................              8,073           7,932
        Other assets ..................              4,707           4,104
                                                   -------         -------
            Total assets  .............          $ 362,872       $ 348,190
                                                   =======         =======
        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                    (UNAUDITED)

                                                 December 31,    March 31,
                                                    1996            1997
                                                   ------          ------
        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities:
          Current portion of long-term debt      $    4,957     $    2,957
          Accounts payable .....................     73,589         53,530
          Accrued employee compensation ........     11,630         11,423
          Other ................................     12,839         14,621
                                                    -------        -------
            Total current liabilities               103,015         82,531

        Long-term debt...........................    54,866         53,885

        Deferred income taxes ...................    10,300         10,300

        Other liabilities and deferred credits ..    12,838         13,039
                                                    -------        -------
          Total liabilities ...........             181,019        159,755
                                                    -------        -------
        Commitments and contingencies (Note 4)

        Shareholders' Equity:
          Common stock, $1.00 par value,
           authorized 30,000,000 shares;
           issued - 15,927,191 shares in
           1996 and 15,956,227 in 1997 ..........    15,927         15,956
          Additional paid-in capital ............   373,911        374,173
          Accumulated deficit ...................  (196,129)      (189,838)
                                                    -------        -------
            Total ...............................   193,709        200,291

          Treasury stock (common: 1,463,016
           shares in 1996 and 1997) at cost ......  (11,856)       (11,856)
                                                    -------        -------
          Total shareholders' equity .............  181,853        188,435
                                                    -------        -------
          Total .......................           $ 362,872      $ 348,190
                                                    =======        =======
        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                    (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31,
                                                     1996           1997
                                                    ------         ------
          Net sales............................   $ 156,496      $ 139,513

          Cost of sales .......................     139,210        120,880
                                                    -------        -------
          Gross profit ........................      17,286         18,633

          Selling, general and administrative
            expenses ..........................       9,033          8,334
                                                    -------        -------
          Income from operations ..............       8,253         10,299

          Interest expense ....................     ( 1,386)       ( 1,217)

          Other - net .........................         569            609
                                                    -------        -------
          Income before income taxes ..........       7,436          9,691

          Income taxes ........................       2,700          3,400
                                                    -------        -------
          Net income ..........................   $   4,736      $   6,291
                                                    =======        =======
          Income per share of common stock:

          Net income per share of common stock    $    0.33      $    0.43
                                                    =======        =======
          Weighted average number of
           shares outstanding .................      14,464         14,493
                                                    =======        =======
          See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (In thousands)
                                    (UNAUDITED)

                                                      1996           1997
                                                     ------         ------
        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income ............................   $ 4,736        $ 6,291
          Adjustments to reconcile net income to
           net cash provided by operating
           activities:
            Depreciation and amortization .......     2,676          2,853
            Deferred income taxes  ..............     2,700          3,400
            Changes in operating assets
             and liabilities:
              Receivables .......................    17,957         10,141
              Inventories  ......................       950         (2,359)
              Prepaid expenses  .................      (254)           447
              Accounts payable  .................    (2,659)       (20,059)
              Accrued employee compensation .....     1,706           (207)
              Other - net .......................     1,403          2,877
                                                    -------        -------
            Net Cash Provided by
              Operating Activities  .............    29,215          3,384
                                                    -------        -------
        CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures  .................    (3,179)        (1,610)
          Change in restricted short-term
             investments - net  .................       194
                                                    -------        -------
          Net Cash Used for Investing Activities     (2,985)        (1,610)
                                                    -------        -------
        CASH FLOWS FROM FINANCING ACTIVITIES:
          Payment of long-term borrowings .......      (388)        (2,981)
                                                    -------        -------
          Net Cash Used for Financing Activities       (388)        (2,981)
                                                    -------        -------
        Net increase (decrease) in cash and
          cash equivalents ......................    25,842         (1,207)
        Cash and cash equivalents at
          beginning of period ...................    38,524         48,944
                                                    -------        -------
        Cash and cash equivalents at
          end of period .........................  $ 64,366       $ 47,737
                                                    =======        =======
        Supplemental Disclosures of Cash Flow Information:
        Cash paid during the period for:
        Interest ................................  $    176       $  1,058
                                                    =======        =======

        Income taxes  ...........................  $    960       $    100
                                                    =======        =======

        See Notes to Consolidated Financial Statements.

        AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        1.     BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of Avondale Industries, Inc. and its wholly-owned subsidiaries ("Avondale" or the "Company"). In the opinion of the management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the interim financial statements. These interim financial statements should be read in conjunction with the December 31, 1996 audited financial statements and related notes filed on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

        The financial statements required by Rule 10-01 of Regulation S-X have been reviewed by independent public accountants as stated in their report included herein.

         2. RECEIVABLES

        The following information presents the elements of receivables at December 31, 1996 and March 31, 1997 (in thousands):

                                                       1996       1997
                                                      ------     ------
            Long-term contracts:
                U.S. Government:
                  Amounts billed  ............       $   859   $    977
                  Unbilled costs and estimated
                   profits on contracts in
                   progress ..................         90,325     82,058
                                                      -------    -------
                  Total ......................         91,184     83,035

                Commercial:
                  Amounts billed .............          7,274      6,707
                  Unbilled costs and estimated
                   profits on contracts in
                   progress ..................         14,681     13,846
                                                      -------    -------
                Total from long-term contracts        113,139    103,588
            Trade and other current receivables         6,000      5,410
                                                      -------    -------
            Total ............................       $119,139   $108,998
                                                      =======    =======

        Unbilled costs and estimated profits on contracts in progress were not billable to customers at the balance sheet dates under terms of the respective contracts.

        3.  FINANCING ARRANGEMENTS

        The Company's $42.5 million revolving credit agreement ("the agreement") provides available liquidity for working capital purposes, capital expenditures and letters of credit. At March 31, 1997, there were approximately $11.3 million of letters of credit issued against the agreement leaving approximately $31.2 million of liquidity available to Avondale for operations and other purposes. There have been no borrowings in 1997 under the agreement. The Company and its banks agreed to amend its revolving credit agreement and increase the size to $85 million effective April 30, 1997. Continuing access to the agreement is conditioned upon the Company remaining in compliance with the covenants which include certain financial ratios. The Company is currently in compliance with the covenants contained therein.

         4. COMMITMENTS AND CONTINGENCIES

        Litigation

        As discussed in Note 10 of the Company's Annual Report included in the 1996 Form 10-K, the Company was advised in 1986 that it was a potentially responsible party ("PRP") with respect to an oil reclamation site operated by an unaffiliated company in Walker, Louisiana. To date, the Company and certain of the other PRPs (the "Funding Group") for the site have funded the site's remediation expenses, PRP identification expenses and related costs for the participating parties. As of March 31, 1997 such costs totaled $18.8 million, of which the Company has funded approximately $4.0 million. Since 1988 the Funding Group filed petitions to add a number of companies as third-party defendants with regard to the remedial action. The Funding Group has agreed to settle with the majority of these companies. All funds collected through these settlements have been escrowed to fund future expenses. At March 31, 1997, the balance of the escrow was $6.2 million, which is to be used to fund any ongoing remediation expenses. The Company will not owe any future assessments until the balance in escrow is depleted. Additional settlements are being negotiated which may add to the balance in escrow.

        Additional remedial work scheduled  for  the site includes completion of studies and if required by the results of these studies, subsequent remediation. Following completion of any such required additional remediation, it will be necessary to obtain Environmental Protection Agency approval to close the site, which consent may require subsequent post-closure activities such as groundwater monitoring and site maintenance for many years. The Company is not able to estimate the final costs for any such additional remedial work or post-closure costs that may be required; however, the Company believes that its proportionate share of expenditures for any additional work will not have a material impact on the Company's financial condition. In addition, the members of the Funding Group have entered into a final cost sharing agreement under which all parties have agreed that there would be no re-allocation of previous remediation costs, but that future remediation costs would be established by a formula. Under this agreement, the Company's share of future costs is 17.5%.

        In the first quarter of 1996, the Federal District Court for the Western District of Louisiana issued a ruling approving the Company's settlement of a class action lawsuit involving alleged personal injury and property damage arising from the Walker, La. reclamation site. Under the terms of the settlement, the Company has paid approximately $6.2 million (including interest) into a settlement fund and also agreed to pay up to an additional $6.0 million (plus interest at 8% per annum) if the plaintiffs were unsuccessful in collecting certain claims under Avondale's insurance policies that were assigned to the plaintiff class under the settlement agreement. During the first quarter of 1997, certain remaining parties to the litigation, including Avondale's insurers, reached a tentative settlement pursuant to which Avondale's insurers agreed to pay the plaintiffs an amount in excess of the $6.0 million (plus interest) for which Avondale was contingently liable in full and final satisfaction of the plaintiff's claims against Avondale. If approved by the trial court after a fairness review, Avondale will be released from this contingent liability. The fairness review by the trial court is scheduled for the second quarter of 1997. With respect to the potential contingent liability of the Company to pay additional sums if the tentative settlement is not approved by the court, management believes that the eventual resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

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

        The Company has established accruals as appropriate for certain of the matters discussed above. While the ultimate outcome of lawsuits and proceedings against the Company cannot be predicted with certainty, management believes, based on current facts and circumstances and after review with counsel, that the eventual resolution of these matters will not have a material adverse effect on the Company's financial condition.

        Letters of Credit

        In the normal course of its business activities, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations, other insurance obligations and to provide a debt service reserve fund related to $36.3 million of Series 1994 industrial revenue bonds. Additionally, under certain contracts the Company may be required to provide letters of credit to secure certain performance obligations of the Company thereunder. Outstanding letters of credit relating to these business activities amounted to approximately $11.3 million at March 31, 1997 and December 31, 1996.

        5.  RECENT ACCOUNTING PRONOUNCEMENT

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 31, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997, as early adoption is not permitted. The Company's current EPS calculation significantly conforms to basic EPS. Diluted EPS is not expected to be materially different from basic EPS since potential common shares in the form of common stock options are not estimated to be materially dilutive.


        Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended March 31, 1997 and 1996 and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

        Overview

        The trend of improvement in the Company's operating results continued in the first quarter ended March 31, 1997. Income before income taxes and net income increased by 30% and 33%, respectively, for the first quarter of 1997 compared to the same period in the prior year.

        The Company's firm backlog at March 31, 1997 was approximately $1.6 billion (including estimated contract escalation) exclusive of unexercised options aggregating $1.1 billion held by the U.S. Navy (the "Navy") for additional ship orders. During the first quarter of 1997, the Company delivered a MHC-51 Class Coastal Minehunter to the Navy representing the fourth and final ship in the series constructed by the Company. The Company also delivered the second of four commercial tankers which are being retrofitted with double-hulled forebodies. Other contracts that will be completed during 1997 include the LSD-CV 52, the last of four LSD-CVs constructed under two contracts, and the two remaining commercial tankers.

        As previously disclosed, in December 1996 a Company-led alliance, which includes Bath Iron Works and Hughes Aircraft Company, was awarded a $641 million contract to design and construct the first of an anticipated 12 ships under the Navy's LPD-17 program. The contract award provides for options exercisable by the Navy for two additional LPD ships to be built by the alliance. Under the terms of an agreement between the alliance members, the Company will build the ship covered under the December 1996 contract, and if the Navy exercises the two options, the Company would construct the second while Bath would construct the third of the three LPD-17 ships. Upon the announcement of the award, the unsuccessful bidder filed a protest at which time the U.S. Navy issued a stop-work order pending a review of the protest by the General Accounting Office ("GAO"). On April 7, 1997, the GAO denied the protest by the unsuccessful bidder. The Navy followed the GAO decision by cancelling the stop-work order. As a result, the Company immediately resumed design work under the contract.

        Results of Operations

        The Company recorded net income for the first quarter of 1997 of $6.3 million, or $0.43 per share, compared to $4.7 million, or $0.33 per share, for the first quarter of 1996 representing a 33% increase over the prior year period. Income from operations increased 25% in the first quarter of 1997 to $10.3 million compared to $8.3 million in the first quarter of 1996.

        The increase in the Company's operating results in the current quarter of 1997 compared to the prior year period primarily reflect operating profits recognized on the contract to construct five
        Strategic Sealift vessels and the Icebreaker contract. Profit recognition on these two contracts was not reflected in the first quarter 1996 operating results as contract progress was not sufficient to begin profit recognition. Also contributing to the first quarter 1997 operating results were profits recorded by the Company's marine repair, wholesale steel and modular steel construction operations.

        These profits were offset, in part, by a $2.5 million loss recorded on the contract to retrofit four single-hulled commercial tankers with new double hulls. This loss resulted primarily from an increase in the estimated labor needed to complete the two remaining double hulls.

        Net sales for the first quarter of 1997 decreased $17 million, or 11%, to $139.5 million compared to $156.5 million for the first quarter of 1996. The decrease in net sales in the current quarter is primarily due to a reduction in material costs associated with the timing of material commitments on contracts currently in progress as well as a reduction in material costs on contracts that are near completion. In the current quarter, the Company recorded decreased net sales on the contracts to construct the seven T-AOs (the last of which was delivered in May 1996), the four MHCs (the last of which was delivered in January 1997), the LSD-CV 52 (expected to be delivered in November 1997) and the three LSD-CVs (the last of which was delivered in March 1996). The Company also recorded reduced net sales on the contract to construct the forebodies for the four double-hulled product carriers as two of the vessels were delivered in 1996. The decreases noted above were partially offset by increased net sales recorded on the contracts to construct the Icebreaker and the five Strategic Sealift ships.

        Gross profit for the first quarter of 1997 increased $1.3 million, or 8%, compared to the same period in 1996. The increase is due primarily to profits recognized on the contracts to construct the five Strategic Sealift vessels and the Icebreaker for the U.S. Navy. These incremental profits were offset, in part, by the loss recorded on the commercial contract as discussed above.

        Selling, general and administrative ("SG&A") expenses decreased $699,000, or 8%, in the first quarter of 1997 compared to the same period in the prior year. The decrease in SG&A expenses was due primarily to a decrease in proposal preparation costs recorded in the first quarter of 1996 in connection with the preparation of the successful LPD-17 proposal.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 31, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997, as early adoption is not permitted. The Company's current EPS calculation significantly conforms to basic EPS. Diluted EPS is not expected to be materially different from basic EPS since potential common shares in the form of common stock options are not estimated to be materially dilutive.

        Liquidity and Capital Resources

        The Company's cash and cash equivalents totaled $47.7 million at March 31, 1997 as compared to $48.9 million at December 31, 1996. The Company's operations generated approximately $3.4 million of cash through March 31, 1997. The Company's primary uses of cash in the current year consisted of capital expenditures of $1.6 million and payments on long-term borrowings of $2.98 million.

        The Company's $42.5 million revolving credit agreement ("the agreement") provides available liquidity for working capital purposes, capital expenditures and letters of credit. At March 31, 1997, there were approximately $11.3 million of letters of credit issued against the agreement leaving approximately $31.2 million of liquidity available to Avondale for operations and other purposes. There have been no borrowings in 1997 under the agreement. As discussed below, the Company amended its revolving credit agreement effective April 30, 1997. Continuing access to the agreement is conditioned upon the Company remaining in compliance with the covenants which include certain financial ratios. The Company is currently in compliance with the covenants contained therein. The Company believes that its capital resources will be sufficient to finance current and projected operations.

        In order to comply with the terms of the LPD-17 contract, the Company will make significant capital expenditures, particularly to enhance its computer-aided design and product modeling capabilities. The Company currently has sufficient cash and available lines of credit to fund these capital expenditures. Nevertheless, the Company and its banks agreed to increase the size of its revolving credit agreement to $85 million on April 30, 1997. The increase in the size of the agreement is sufficient to allow the Company to fund the expenditures on an interim basis with borrowings under the agreement while preserving the current level of available liquidity. The amended agreement provides that the available credit under the agreement will be reduced to approximately $50 million once a long-term financing for the LPD-17 expenditures is in place (as discussed below) and, at the same time, the banks will eliminate all collateral except their second mortgage on the Company's 900-foot floating drydock. In addition, the amended agreement has extended the expiration date until April 2000. The Company is currently in compliance with the covenants contained in its revolving credit agreement.

        The Company, in conjunction with the University of New Orleans (the "University"), and the University of New Orleans Research and Technology Foundation (the "Foundation"), will construct a 200,000 square foot building on property currently owned by the Company adjacent to the Company's main shipyard. In addition, the purchase of hardware and software will be required in order to comply with the LPD-17 contract terms relating to the implementation of the extensive three-dimensional ship design and Integrated Product Data Environment teaming technology. The initial investment in this new technology and facility, which will be known as the "UNO/Avondale Maritime Technology Center of Excellence," is estimated at $40 million, and will be financed by the Foundation using third-party debt or lease financing guaranteed by the Company. The Company will enter into a long-term lease for the Center requiring a nominal annual lease payment. The Company will provide access to the technology and a portion of the Center to the University for its use in research and the development of educational curricula related to naval architecture and marine engineering.

        On May 2, 1997 at the request of the selling shareholder, the Avondale Employee Stock Ownership Plan (the "ESOP"), the Company withdrew its registration statement on Form S-3 filed with the Securities and Exchange Commission on March 17, 1997, relating to three million shares of the Company's common stock of which 2,946,387 shares were to be sold by the ESOP and 53,613 were to be sold by the Company.


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



                                              AVONDALE INDUSTRIES, INC.


        Date: May 9, 1997               By:/s/ ALBERT L. BOSSIER, JR.
              -----------                      ----------------------
                                               Albert L. Bossier, Jr.
                                               Chairman, President &
                                                Chief Executive Officer


        Date: May 9, 1997               By:/s/ THOMAS M. KITCHEN
              -----------                      -----------------
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