Form 10-Q
period 1997-06-30
AVONDALE INDUSTRIES INC
filed 1997-08-14
CIK 829444

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

        (Mark One)

        [  X  ]Quarterly  Report  Pursuant  to  Section  13  or  15(d) of the
            Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1997

        [    ]Transition  Report  Pursuant  to  Section  13  or 15(d) of  the
            Securities Exchange Act of 1934

        For   the   transition   period   from               to
                                               --------------  ---------------
        For Quarter Ended June 30, 1997
                          -------------
        Commission File Number  0-16572
                                -------
                             AVONDALE INDUSTRIES, INC.

            Louisiana                               39-1097012
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification No.)

        P. O. Box 50280, New Orleans, Louisiana   70150
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

                 Class                           Outstanding  at June 30, 1997
        Common stock, par value $1.00 per share       14,493,211 shares


                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

                                       INDEX


                                                                  Page No.

         Part I. Financial Information

            Item 1.  Financial Statements

                Independent Accountants' Report

                Consolidated Balance Sheets -
                June 30, 1997 and December 31, 1996

                Consolidated Statements of Operations -
                Quarters and Six Months Ended June 30, 1997 and 1996

                Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 1997 and 1996

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

            Item 4.  Submission of Matters to a Vote of Security Holders

            Item 6. Exhibits and Reports on Form 8-K


            INDEPENDENT ACCOUNTANTS' REPORT

            To the Board of Directors and Shareholders of
              Avondale Industries, Inc.

            We have reviewed the condensed consolidated financial statements of Avondale Industries, Inc. and subsidiaries, as listed in the accompanying index, as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

            New Orleans, Louisiana
            July 29, 1997


                           PART I - FINANCIAL INFORMATION

            Item 1.Financial Statements

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                    (UNAUDITED)

                                                   June 30,     December 31,
                                                     1997           1996
                                                     ----           ----
        ASSETS
        Current Assets:
          Cash and cash equivalents  ............ $ 55,392        $ 48,944
          Receivables (Note 2):
            Accounts receivable .................    9,936          14,133
            Contracts in progress  ..............   98,560         105,006
          Inventories:
            Goods held for sale .................   15,098          13,184
            Materials and supplies  .............    8,957           8,601
          Deferred tax assets   .................   21,757          30,157
          Prepaid expenses  .....................    2,833           2,465
                                                   -------         -------
            Total current assets ................  212,533         222,490
                                                   -------         -------
        Property, Plant and Equipment:
          Land ..................................    7,984           7,984
          Construction in progress  .............    6,214           6,934
          Buildings and improvements ............   52,730          52,664
          Machinery and equipment  ..............  190,685         187,029
                                                   -------         -------
            Total ...............................  257,613         254,611

          Less accumulated depreciation.......... (132,151)       (127,009)
                                                   -------         -------
            Property, plant and equipment - net..  125,462         127,602
                                                   -------         -------
        Goodwill - net ..........................    7,791           8,073
        Other assets ............................    4,037           4,707
                                                   -------         -------
            Total assets ........................$ 349,823       $ 362,872
                                                   =======         =======

        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                    (UNAUDITED)

                                                   June 30,     December 31,
                                                     1997           1996
                                                     ----           ----
        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities:
          Current portion of long-term debt......$   3,047     $    4,957
          Accounts payable ......................   46,989         73,589
          Accrued employee compensation..........   12,279         11,630
          Other .................................   16,736         12,839
                                                   -------        -------
            Total current liabilities............   79,051        103,015

        Long-term debt...........................   52,800         54,866

        Deferred income taxes ...................    9,300         10,300

        Other liabilities and deferred credits ..   13,857         12,838
                                                   -------        -------
          Total liabilities .....................  155,008        181,019
                                                   -------        -------
        Commitments and contingencies (Note 4)

        Shareholders' Equity (Note 5):
          Common stock, $1.00 par value,
          authorized 30,000,000 shares; issued -
          15,956,227 shares in 1997 and
          15,927,191 shares in 1996 .............   15,956         15,927
          Additional paid-in capital ............  374,173        373,911
          Accumulated deficit ................... (183,458)      (196,129)
                                                   -------        -------
            Total ...............................  206,671        193,709

          Treasury stock (common: 1,463,016
          shares in 1997 and 1996) at cost.......  (11,856)       (11,856)
                                                   -------        -------
          Total shareholders' equity  ...........  194,815        181,853
                                                   -------        -------
          Total .................................$ 349,823      $ 362,872
                                                   =======        =======

        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                    (UNAUDITED)

                                       Quarters               Six Months
                                       Ended June 30,         Ended June 30,
                                       1997     1996          1997     1996
                                       ----     ----          ----     ----
           Net sales                 $145,792  $152,577    $285,305  $309,073

           Cost of sales              126,291   134,411     247,171   273,621
                                      -------   -------     -------   -------
           Gross profit                19,501    18,166      38,134    35,452

           Selling, general and
            administrative expenses     8,635     9,292      16,969    18,325
                                      -------   -------     -------   -------
           Income from operations      10,866     8,874      21,165    17,127

           Interest expense            (1,195)   (1,262)     (2,412)   (2,648)

           Other - net                    709       778       1,318     1,347
                                      -------   -------     -------   -------
           Income before
             income taxes              10,380     8,390      20,071    15,826

           Income tax (provision)
             benefit (Note 6)          (4,000)    5,900      (7,400)    3,200
                                      -------   -------     -------   -------
           Net income                $  6,380  $ 14,290    $ 12,671  $ 19,026
                                      =======   =======     =======   =======
           Net income per share of
             common stock (Note 7)   $   0.44  $   0.99    $   0.87  $   1.32
                                      =======   =======     =======   =======
           Weighted average number
             of shares outstanding     14,493    14,464      14,493    14,464
                                      =======   =======     =======   =======

           See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (In thousands)
                                    (UNAUDITED)


                                                            1997         1996
                                                            ----         ----
           CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                   $ 12,671     $ 19,026
            Adjustments to reconcile net income
             to net cash provided by operating
             activities:
             Depreciation and amortization                  5,716        5,436
             Deferred income taxes                          7,400       (3,200)
             Changes in operating assets and
              liabilities:
              Receivables                                  10,643        9,519
              Inventories                                  (2,270)         313
              Prepaid expenses and other assets               302          375
              Accounts payable                            (26,600)      (3,660)
              Accrued employee compensation and
               other liabilities                            5,565        3,562
              Other - net                                     303          490
                                                          -------      -------
            Net Cash Provided by
              Operating Activities                         13,730       31,861
                                                          -------      -------

           CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                           (3,306)      (7,523)
            Other - net                                       -            383
                                                          -------      -------
            Net Cash Used for Investing Activities         (3,306)      (7,140)
                                                          -------      -------

           CASH FLOWS FROM FINANCING ACTIVITIES:
            Payment of long-term borrowings                (3,976)      (4,851)
                                                          -------      -------
            Net Cash Used for Financing Activities         (3,976)      (4,851)
                                                          -------      -------

           Net increase in cash and cash equivalents        6,448       19,870
           Cash and cash equivalents at
            beginning of period                            48,944       38,524
                                                          -------      -------
           Cash and cash equivalents at end of period    $ 55,392     $ 58,394
                                                          =======      =======
           Supplemental Disclosures of Cash Flow
            Information:
           Cash paid during the period for:
           Interest                                      $  2,666     $  2,698
                                                          =======      =======

           Income taxes                                  $    700     $  1,360
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

           2.RECEIVABLES

           The following information presents the elements of receivables at June 30, 1997 and December 31, 1996 (in thousands):

                                                      1997         1996
                                                      ----         ----
            Long-term contracts:
                U.S. Government:
                  Amounts billed                  $    541     $    859
                  Unbilled costs, including
                  retentions, and estimated
                  profits on contracts in
                  progress                          83,272       90,325
                                                   -------      -------
                  Total                             83,813       91,184

                Commercial:
                  Amounts billed                     3,511        7,274
                 Unbilled costs, including
                 retentions, and estimated
                 profits on contracts in
                 progress                           15,288       14,681
                                                   -------      -------

                Total from long-term contracts     102,612      113,139
            Trade and other current receivables      5,884        6,000
                                                   -------      -------
            Total                                 $108,496     $119,139
                                                   =======      =======

        Unbilled costs and estimated profits on contracts in progress were not billable to customers at the balance sheet dates under terms of the respective contracts.

        3.  FINANCING ARRANGEMENTS

        The  Company's  $85  million  revolving   credit  agreement  provides
        available liquidity for working capital purposes, capital expenditures and letters of credit. At June 30, 1997, there were approximately $11.3 million of letters of credit issued against the agreement leaving approximately $73.7 million of liquidity available to Avondale for operations and other purposes. There have been no borrowings in 1997 under the agreement. Continuing access to the agreement is conditioned upon the Company remaining in compliance with the covenants which include certain financial ratios. The Company is currently in compliance with the covenants contained therein.

         4. COMMITMENTS AND CONTINGENCIES

        Litigation

        As discussed in Note 10 of the Company's Annual Report in the 1996 Form 10-K, the Company was advised in 1986 that it was a potentially responsible party ("PRP") with respect to an oil reclamation site operated by an unaffiliated company in Walker, Louisiana. To date, the Company and certain of the other PRPs (the "Funding Group") for the site have funded the site's remediation expenses, PRP identification expenses and related costs for the participating parties. As of June 30, 1997 such costs totaled $18.8 million, of which the Company has funded approximately $4.0 million. Since 1988, the Funding Group has filed petitions to add a number of companies as third-party defendants with regard to the remedial action and has agreed to settle with the majority of these companies. All funds collected through these settlements have been escrowed to fund future expenses. At June 30, 1997, the balance of the escrow was $8.0 million, which is to be used to fund any ongoing remediation expenses. The Company will not owe any future assessments until the balance in escrow is depleted. Additional settlements are being negotiated which may add to the balance in escrow.

        Additional remedial work scheduled for the site includes completion of studies and if required by the results of these studies, subsequent remediation. Following completion of any such required additional remediation, it will be necessary to obtain Environmental Protection Agency approval to close the site, which consent may require subsequent post-closure activities such as groundwater monitoring and site maintenance for many years. The Company is not able to estimate the final costs for any such additional remedial work or post-closure costs that may be required; however, the Company believes that its proportionate share of expenditures for any additional work will not have a material adverse impact on the
        Company's consolidated financial statements. In addition, the members of the Funding Group have entered into a final cost sharing agreement under which all parties have agreed that there would be no re-allocation of previous remediation costs, but that future remediation costs would be established by a formula. Under this agreement, the Company's share of future costs is 17.5%.

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

        As previously disclosed, during the first quarter of 1997, the Company reached a tentative settlement with certain remaining parties to litigation involving alleged personal injury and property damage arising from the Walker, La. reclamation site. After a fairness review held on April 18, 1997, the trial court issued an order on June 4, 1997 which approved the tentative settlement and, as a result, released the Company from its contingent liability.

        In addition to the above, the Company is also named as a defendant in numerous other lawsuits and proceedings arising in the ordinary course of business, some of which involve substantial damage claims.

        The Company has established accruals as appropriate for certain of the matters discussed above. While the ultimate outcome of lawsuits and proceedings against the Company cannot be predicted with certainty, management believes, based on current facts and circumstances and after review with counsel, that the eventual resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements.

        Letters of Credit

        In the normal course of its business activities, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations, other insurance obligations and to provide a debt service reserve fund related to $36.3 million of Series 1994 industrial revenue bonds. Additionally, under certain contracts the Company may be required to provide letters of credit to secure certain performance obligations of the Company thereunder. Outstanding letters of credit relating to these business activities amounted to approximately $11.3 million at June 30, 1997 and December 31, 1996.

        Guarantee

        Pursuant to agreements related to the UNO/Avondale Maritime Technology Center of Excellence, the Company has agreed to guarantee an estimated $40 million of indebtedness expected to be incurred for construction of the facility and the acquisition of technology.

        5.  SHAREHOLDERS' EQUITY

        On May 23, 1997, the shareholders approved adoption of the Avondale Industries, Inc. 1997 Stock Incentive Plan (the "Plan"). The Plan provides for the award of various incentives to directors, officers and key employees. Incentives granted under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-qualified stock options; (b) stock appreciation rights; (c) restricted stock; and (d) performance shares. The Plan is administered by the compensation committee of the Board of Directors which has the authority to award incentives under the Plan, to interpret the Plan and to establish any rules and regulations relating to the Plan. A total of 1,430,000 shares of common stock of the Company are reserved for issuance under the Plan.

        6.  INCOME TAXES

        The Company provides for income taxes based on the maximum statutory rate for U.S. corporations. The provision in 1996, however, was offset by certain adjustments related to deferred income taxes.
        During the second quarter of 1996, the deferred tax valuation allowance decreased by $9.0 million based on current evaluations of the Company's expectations of the likelihood of future taxable income that would permit the utilization of its net operating loss carry forwards. The $9.0 million for 1996 was recorded as a reduction of income tax expense. Such benefit in the prior year recognized for financial reporting purposes the availability of net operating loss carry forwards to offset estimated future earnings. During 1997, no such benefit was recorded.

        7.  RECENT ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997, as early adoption is not permitted. The Company's current EPS calculation significantly conforms to basic EPS. Diluted EPS is not expected to be materially different from basic EPS since potential common shares in the form of common stock options are not estimated to be materially dilutive.

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements. The Company will adopt this accounting standard January 1, 1998, as required.


        Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended June 30, 1997 and 1996 and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

        Overview

        The Company continued its trend of improvement in its operating results compared to the same periods in the prior year. Income from operations increased by 22% for the second quarter of 1997 and by 24% for the first six months of 1997 compared to the same periods in the prior year. Further, income before income taxes increased 24% for the second quarter of 1997 and 27% for the first six months of 1997 over the same periods in 1996.

        The Company's firm backlog at June 30, 1997 was approximately $1.9 billion (including estimated contract escalation) exclusive of unexercised options aggregating $1.9 billion for additional ship orders. During the first six months of 1997, the Company delivered a MHC-51 Class Coastal Minehunter to the Navy representing the fourth and final Minehunter constructed by the Company. The Company also delivered the second and third of four commercial tankers which are being retrofitted with double-hulled forebodies. Other contracts scheduled to be completed during 1997 include the LSD-CV 52, the last of four LSD-CVs constructed under two contracts, and the fourth commercial tanker.

        As previously disclosed, in December 1996 a Company-led alliance, which includes Bath Iron Works ("Bath") and Hughes Aircraft Company, was awarded a $641 million contract to design and construct the first of an anticipated 12 ships under the Navy's LPD-17 program. The contract award provides for options exercisable by the Navy for two additional LPD-17 ships to be built by the alliance. Under the terms of an agreement between the alliance members, the Company will build the ship covered under the December 1996 contract, and if the Navy exercises the two options, the Company would construct the second while Bath would construct the third of the three LPD-17 ships to be built under the initial contract. Upon the announcement of the award, the unsuccessful bidder filed a protest at which time the U.S. Navy issued a stop-work order pending a review of the protest by the General Accounting Office ("GAO"). On April 7, 1997, the GAO denied the protest by the unsuccessful bidder. The Navy followed the GAO decision by canceling the stop-work order. As a result, the Company immediately resumed design work under the contract.

        In June 1997, the Company announced that it signed a $332 million contract with ARCO Marine, Inc. of Long Beach, California for the construction of two 125,000 DWT crude oil carriers for the Jones Act trade to be built with double hulls in compliance with the Oil Pollution Act of 1990. The contract also provides options exercisable by ARCO for three additional ships. Detail design of the ships has begun with construction scheduled to start in December of 1997. Delivery of the first ship is scheduled for the first quarter of 2000.

        Results of Operations

        The Company recorded net income of $6.4 million, or $0.44 per share, for the second quarter of 1997 compared to $14.3 million, or $0.99 per share, for the second quarter of 1996. For the first six months of 1997, the Company recorded net income of $12.7 million, or $0.87 per share, compared to $19.0 million, or $1.32 per share for the same period in 1996. Net income for the second quarter and first six months of 1996 included an income tax benefit of $9.0 million, or $0.62 per share, which recognized, for financial reporting purposes, the benefit of certain net operating loss carry forwards available to offset estimated future earnings. No similar benefit was recorded in 1997.

        Income from operations for the quarter and six months ended June 30, 1997 increased by $2.0 million, or 22%, and $4.0 million, or 24%, respectively, compared to the prior year periods. The increase in the Company's operating results in the second quarter and first six months of 1997 primarily reflect operating profits recognized on the contract to construct five Strategic Sealift vessels and the Icebreaker contract. Profit recognition on these two contracts was not reflected in the operating results of the same periods in 1996 as contract progress was not sufficient to begin profit recognition. Also contributing to the 1997 operating results were profits recorded by the Company's marine repair, wholesale steel and modular steel construction operations.

        These profits were offset, in part, by a $2.5 million loss recorded in the first quarter of 1997 on the contract to retrofit four single-hulled commercial tankers with new double hulls. This loss resulted primarily from an increase in the estimated labor needed to complete the two remaining double hulls.

        Net sales for the second quarter of 1997 decreased $6.8 million, or 4%, to $145.8 million compared to $152.6 million for the second quarter of 1996 while net sales for the first six months of 1997 reflected a decrease of $23.8 million, or 8%, compared to the same period in the prior year. The decrease in net sales in the current periods is primarily due to a reduction in material costs associated with the timing of material commitments on contracts currently in progress as well as a reduction in material costs on contracts that are near completion. In the second quarter and six months ended June 30, 1997, the Company recorded decreased net sales on the contracts to construct the seven T-AOs (the last of which was delivered in May
        1996), the four  MHCs  (the  last  of  which was delivered in January
        1997), the LSD-CV 52 (expected to be delivered in November 1997) and the three LSD-CVs (the last of which was delivered in March 1996). The Company also recorded reduced net sales on the contract to construct the forebodies for the four double-hulled product carriers as two of the vessels were delivered in 1996. The decreases noted above were partially offset by increased net sales recorded on the contracts to construct the Icebreaker and the five Strategic Sealift ships.

        Gross profit for the second quarter and first six months of 1997 increased $1.3 million, or 7%, and $2.7 million, or 8%, respectively, compared to the same periods in 1996. The increase is due primarily to profits recognized on the contracts to construct the five Strategic Sealift ships and the Icebreaker. These incremental profits were offset, in part, by the loss discussed above.

        Selling, general and administrative ("SG&A") expenses decreased $657,000, or 7%, in the second quarter of 1997 and $1.4 million, or 7%, for the first six months of 1997 compared to the same periods in the prior year. The decrease in SG&A expenses was due primarily to a decrease in proposal preparation costs recorded in 1996 in connection with the preparation of the successful LPD-17 proposal.

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997, as early adoption is not permitted. The Company's current EPS calculation significantly conforms to basic EPS. Diluted EPS is not expected to be materially different from basic EPS since potential common shares in the form of common stock options are not estimated to be materially dilutive.

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements. The Company will adopt this accounting standard January 1, 1998, as required. Refer to Note 7 of the Notes to Consolidated Financial Statements, contained elsewhere in this Form 10-Q, for a discussion of SFAS 130.

        Liquidity and Capital Resources

        The Company's cash and cash equivalents totaled $55.4 million at June 30, 1997 as compared to $48.9 million at December 31, 1996. The Company's operations generated approximately $13.7 million of cash through June 30, 1997. The Company's primary uses of cash in the current period consisted of capital expenditures of $3.3 million and payments on long-term borrowings of $4.0 million.

        As discussed below, the Company amended its revolving credit agreement ("the agreement") effective April 30, 1997. The $85 million agreement provides available liquidity for working capital purposes, capital expenditures and letters of credit. At June 30, 1997, there were approximately $11.3 million of letters of credit issued against the agreement leaving approximately $73.7 million of liquidity available to Avondale for operations and other purposes. There have been no borrowings under the agreement since its inception in 1994. Continuing access to the agreement is conditioned upon the Company remaining in compliance with the covenants which include certain financial ratios. The Company is currently in compliance with the covenants contained therein. The Company believes that its capital resources will be sufficient to finance current and projected operations.

        In order to comply with the terms of the LPD-17 contract, the Company is required to make significant capital expenditures, particularly to enhance its computer-aided design and product modeling capabilities. The Company currently has sufficient cash and available lines of credit to fund these capital expenditures. Nevertheless, the Company and its banks agreed to increase the size of its revolving credit agreement to $85 million on April 30, 1997. The increase in the size of the agreement is sufficient to allow the Company to fund the expenditures on an interim basis with borrowings under the agreement while preserving the current level of available liquidity. The amended agreement provides that the available credit under the agreement will be reduced to approximately $50 million once a long-term financing for the LPD-17 expenditures is in place (as discussed below) and, at the same time, the banks will eliminate all collateral except their second mortgage on the Company's 900-foot floating drydock. In addition, the amended agreement has extended the expiration date until April 2000.

        In order to fund the expenditures required to comply with the LPD-17 contract, the Company teamed with the University of New Orleans (the "University"), the University of New Orleans Research and Technology Foundation (the "Foundation"), and the State of Louisiana in a cooperative effort. Pursuant to the terms of various agreements, the Foundation is purchasing hardware and software required to implement the extensive three-dimensional ship design and Integrated Product Data Environment teaming technology and constructing a 200,000 square foot building on property, donated to the Foundation by the Company, adjacent to the Company's main shipyard. The initial investment in this new technology and facility, which will be known as the "UNO/Avondale Maritime Technology Center of Excellence" (the "Center"), is estimated at $40 million, and will be financed by the Foundation using third-party debt or lease financing guaranteed by the Company. The Company has entered into a long-term lease for the Center requiring a nominal annual lease payment. The Company will provide access to the technology and a portion of the Center to the University for its use in research and the development of educational curricula related to naval architecture and marine engineering.


                                    PART II - OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security Holders

                 At the Annual Meeting of the shareholders of Avondale Industries, Inc. held on May 23, 1997, 12,158,485 shares of the 14,493,211 shares outstanding were present in person or by proxy at the meeting. The voting tabulation follows:

                 (a) The election of the following to the Board of Directors:

                     Albert L. Bossier, Jr., 11,028,015 votes for, 1,130,470 votes withheld and Hugh A. Thompson, 11,041,457 votes for, 1,117,028 votes withheld.

                     The following is a list of each other director whose term of office as a director continued after the meeting:

                     Anthony J. Correro, III, Francis R. Donovan, Kenneth B. Dupont, William A. Harmeyer and Thomas M. Kitchen.

                 (b) A proposal to approve the Avondale Industries, Inc. 1997
                     Stock Incentive Plan: 9,396,427 for, 1,410,636 against, 177,639 abstained and 1,173,783 broker nonvotes.

                 (c) A proposal to urge the Board of Directors  to redeem the rights  issued  under the Shareholder Protection  Rights
                     Plan: 5,508,143 against, 5,401,258 for, 75,301 abstained
                     and 1,173,783 broker nonvotes.

                 (d) A proposal to urge  the  Board of Directors to implement confidential voting by shareholders: 5,470,364 against, 5,446,739 for, 67,599 abstained and 1,173,783 broker nonvotes.

                 (e) A proposal related  to  declassification of the Board of
                     Directors:  5,860,661  against,  5,039,350  for,  84,591
                     abstained and 1,173,883 broker nonvotes.

                 The directors were elected by plurality vote, proposals (d) and (e) required the affirmative vote of 80% of the total outstanding Common Stock and proposals (b) and (c) required the approval of a majority of the shares of Common Stock present or represented at the Annual Meeting.

        Item 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits

                     3.1  Articles of Incorporation of the Company(1).

                     3.2  Bylaws of the Company(2).

                  10.3(l) Avondale Industries, Inc. 1997 Stock Incentive Plan
                          adopted May 23, 1997.

                  10.7(e) Sub-lease agreement  dated  May  16,  1997,  by and between the Company and the University of New Orleans Research and Technology Foundation, Inc. (without exhibits).

                  10.8(g) Cooperative Endeavor Agreement  dated May 16, 1997, by and among the Company, the State of Louisiana, Board of Supervisors of Louisiana State University and Agricultural and Mechanical College acting on behalf of the University of New Orleans, and the University of New Orleans Research and Technology Foundation, Inc.

                   10.10 Amended and Restated Revolving Credit Agreement dated January 29, 1997, effective April 30, 1997, among Avondale Industries, Inc., various financial institutions signatory thereto (the "Banks") and Bank of America National Trust and Savings Association as the Agent for the Banks (without exhibits and schedules).

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



                                              AVONDALE INDUSTRIES, INC.

        Date:  August 14, 1997              By:/s/ ALBERT L. BOSSIER, JR.
               ---------------                 --------------------------
                                               Albert L. Bossier, Jr.
                                               Chairman, President &
                                                Chief Executive Officer



        Date:  August 14, 1997              By:/s/ THOMAS M. KITCHEN
               ---------------                 ---------------------
                                               Thomas M. Kitchen
                                               Vice President &
                                                Chief Financial Officer



                                   EXHIBIT INDEX

         Number                   Description


           3.1  Articles of Incorporation of the Company(1).

           3.2  Bylaws of the Company(2).

        10.3(l) Avondale Industries, Inc. 1997  Stock  Incentive Plan adopted
                May 23, 1997.

        10.7(e) Sub-lease agreement dated May 16, 1997, by and between the Company and the University of New Orleans Research and Technology Foundation, Inc. (without exhibits).

        10.8(g) Cooperative Endeavor Agreement dated May  16,  1997,  by  and among the Company, the State of Louisiana, Board of Supervisors of Louisiana State University and Agricultural and Mechanical College acting on behalf of the University of New Orleans, and the University of New Orleans Research and Technology Foundation, Inc.

        10.10 Amended and Restated Revolving Credit Agreement dated January 29, 1997, effective April 30, 1997, among Avondale Industries, Inc., various financial institutions signatory thereto (the "Banks") and Bank of America National Trust and Savings Association as the Agent for the Banks (without exhibits and schedules).

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