Form 10-Q
period 1997-09-30
AVONDALE INDUSTRIES INC
filed 1997-11-12
CIK 829444

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

             (Mark One)

             [ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1997

             [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from               to

             For Quarter Ended September 30, 1997

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

             Registrant's  telephone number, including area code 504/436-
             2121

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

                     Class              Outstanding at September 30, 1997
             Common stock, par
              value $1.00 per share       14,493,211  shares

                      AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

                                        INDEX


             Page No.

             Part I. Financial Information

                 Item 1.  Financial Statements

                     Independent Accountants' Report

                     Consolidated Balance Sheets -
                     September 30, 1997 and December 31, 1996

                     Consolidated Statements of Operations -
                     Quarters  and  Nine  Months Ended September 30, 1997
                     and 1996

                     Consolidated Statements of Cash Flows -
                     Nine Months Ended September 30, 1997 and 1996

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

             Part II. Other Information

                 Item 6.  Exhibits and Reports on Form 8-K

                 INDEPENDENT ACCOUNTANTS' REPORT

                 To the Board of Directors and Shareholders of
                   Avondale Industries, Inc.

                 We have reviewed the condensed consolidated financial statements of Avondale Industries, Inc. and subsidiaries, as listed in the accompanying index, as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

                 New Orleans, Louisiana
                 November 4, 1997

                 PART I - FINANCIAL INFORMATION

             Item 1. Financial Statements

                              AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share data)
                                               (UNAUDITED)


                                                  September 30,    December 31,
                                                      1997             1996
                                                      ----             ----
             ASSETS
             Current Assets:
              Cash and cash equivalents.........    $  66,142      $  48,944
              Receivables (Note 2):
               Accounts receivable..............       11,623         14,133
               Contracts in progress............       98,041        105,006
              Inventories:
               Goods held for sale..............       14,717         13,184
               Materials and supplies...........        7,590          8,601
              Deferred tax assets...............       17,962         30,157
              Prepaid expenses..................        3,977          2,465
                                                      -------        -------
               Total current assets.............      220,052        222,490
                                                      -------        -------

             Property, Plant and Equipment:
              Land..............................        7,890          7,984
              Construction in progress..........        6,820          6,934
              Buildings and improvements........       55,014         52,664
              Machinery and equipment...........      188,767        187,029
                                                      -------        -------
               Total ...........................      258,491        254,611

              Less accumulated depreciation.....     (133,454)      (127,009)
                                                      -------        -------
               Property, plant and
                 equipment - net................      125,037        127,602
                                                      -------        -------

             Goodwill - net.....................        5,456          8,073
             Other assets.......................        3,980          4,707
                                                      -------        -------
               Total assets.....................    $ 354,525      $ 362,872
                                                      =======        =======

             See Notes to Consolidated Financial Statements.

                              AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except share data)
                                                 (UNAUDITED)


                                                  September 30,    December 31,
                                                      1997             1996
                                                      ----             ----
             LIABILITIES AND SHAREHOLDERS' EQUITY
             Current Liabilities:
              Current portion of long-term debt.    $   3,047      $   4,957
              Accounts payable .................       44,591         73,589
              Accrued employee compensation ....       17,185         11,919
              Other ............................       15,445         12,550
                                                      -------        -------
               Total current liabilities........       80,268        103,015

             Long-term debt.....................       51,819         54,866

             Deferred income taxes..............        7,011         10,300

             Other liabilities and
              deferred credits..................       13,692         12,838
                                                      -------        -------
              Total liabilities.................      152,790        181,019
                                                      -------        -------
             Commitments and contingencies (Note 4)

             Shareholders' Equity:
              Common stock, $1.00 par value,
               authorized 30,000,000 shares;
               issued - 15,956,227 shares in 1997
               and 15,927,191 shares in 1996....       15,956         15,927
             Additional paid-in capital.........      374,173        373,911
             Accumulated deficit ...............     (176,538)      (196,129)
                                                      -------        -------
             Total..............................      213,591        193,709

             Treasury stock (common: 1,463,016
              shares in 1997 and 1996) at cost..     ( 11,856)      ( 11,856)
                                                      -------        -------
             Total shareholders' equity.........      201,735        181,853
                                                      -------        -------
             Total..............................    $ 354,525      $ 362,872
                                                      =======        =======

             See Notes to Consolidated Financial Statements.

                              AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands, except per share data)
                                             (UNAUDITED)



                                         Quarters               Nine Months
                                   Ended September 30,      Ended September 30,
                                    1997        1996         1997        1996
                                    ----        ----         ----        ----

         Net sales...........    $ 159,217   $ 148,384    $ 444,522   $ 457,457

         Cost of sales.......      139,547     129,336      386,718     402,957
                                   -------     -------      -------     -------
         Gross profit........       19,670      19,048       57,804      54,500

         Selling, general and
          administrative expenses    8,720       9,811       25,689      28,136
                                   -------     -------      -------     -------
         Income from operations     10,950       9,237       32,115      26,364

         Interest expense....      ( 1,235)    ( 1,144)     ( 3,647)    ( 3,792)

         Other - net.........          905         719        2,223       2,066
                                   -------     -------      -------     -------
         Income before
          income taxes.......       10,620       8,812       30,691      24,638

         Income tax
          provision (Note 5).      ( 3,700)    ( 3,200)     (11,100)         -
                                   -------     -------      -------     -------
         Net income..........    $   6,920   $   5,612    $  19,591   $  24,638
                                   =======     =======      =======     =======

         Net income per share of
          common stock (Note 6)  $    0.48   $    0.39    $    1.35   $    1.70
                                   =======     =======      =======     =======

        Weighted average number
         of shares outstanding      14,493      14,464       14,493      14,464
                                   =======     =======      =======     =======

        See Notes to Consolidated Financial Statements.

                               AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                              (In thousands)
                                                (UNAUDITED)


                                                          1997          1996
                                                         ------        ------
             CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income............................    $  19,591   $  24,638
              Adjustments to reconcile net income
               to net cash provided by operating
               activities:
               Depreciation and amortization........        8,558       8,063
               Deferred income taxes................       11,100          -
               Changes in operating assets
                and liabilities:
                Receivables.........................        9,475       4,577
                Inventories.........................         (522)     (3,397)
                Prepaid expenses and other assets...         (785)     (1,256)
                Accounts payable....................      (28,998)     (4,179)
                Accrued employee compensation
                 and other liabilities..............        9,015       1,932
                Other - net.........................          403        (168)
                                                          -------     -------
              Net Cash Provided by
               Operating Activities.................       27,837      30,210
                                                          -------     -------

             CASH FLOWS FROM INVESTING ACTIVITIES:
              Capital expenditures..................       (5,686)    (11,179)
              Proceeds from sale of assets..........            4         455
              Other - net...........................          -           383
                                                          -------     -------
              Net Cash Used for Investing Activities       (5,682)    (10,341)
                                                          -------     -------
             CASH FLOWS FROM FINANCING ACTIVITIES:
              Payment of long-term borrowings.......       (4,957)     (5,832)
                                                          -------     -------
              Net Cash Used for Financing Activities       (4,957)     (5,832)
                                                          -------     -------
             Net increase in cash and cash equivalents     17,198      14,037
             Cash and cash equivalents at beginning
              of period.............................       48,944      38,524
                                                          -------     -------
             Cash and cash equivalents at end of period $  66,142   $  52,561
                                                          =======     =======

             Supplemental Disclosures of Cash Flow Information:
             Cash paid during the period for:
             Interest................................   $   3,509   $   3,536
                                                          =======     =======

             Income taxes...........................    $   1,200   $   1,560
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

             2.  RECEIVABLES

             The   following   information   presents   the  elements  of
             receivables at September 30, 1997 and December 31, 1996 (in thousands):

                                                            1997         1996
                                                         ---------    ---------
              Long-term contracts:
               U.S. Government:
                Amounts billed.......................    $     483     $     859
                Unbilled costs, including retentions,
                 and estimated profits on contracts
                 in progress.........................       84,236        90,325
                                                         ---------     ---------
                    Total............................       84,719        91,184

               Commercial:
                Amounts billed.......................        3,399         7,274
                Unbilled costs, including retentions,
                 and estimated profits on contracts
                 in progress ........................       13,805        14,681
                                                         ---------     ---------
               Total from long-term contracts........      101,923       113,139
              Trade and other current receivables....        7,741         6,000
                                                         ---------     ---------
              Total..................................    $ 109,664     $ 119,139
                                                         =========     =========

             Unbilled   costs  and  estimated  profits  on  contracts  in
             progress were not billable to customers at the balance sheet dates under terms of the respective contracts.


             3.  FINANCING ARRANGEMENTS

             The Company maintains a revolving credit agreement ("the agreement") to provide available liquidity for working capital purposes, capital expenditures and letters of credit. Upon the completion by the Foundation of its financing for the Center (as discussed in Note 4 below), the agreement was reduced by its terms from $85 million to $50 million. The agreement expires in April 2000. At September 30, 1997, there were approximately $11.3 million of letters of credit issued against the agreement leaving approximately $38.7 million of liquidity available to Avondale for operations and other purposes. There have been no borrowings in 1997 under the agreement. Continuing access to the agreement is conditioned upon the Company remaining in compliance with the covenants which include certain financial ratios. The Company is currently in compliance with the covenants contained therein.

             In October 1997, the Company and its bank group amended the revolving credit agreement to increase the size of the facility to $65 million, release all collateral including its second mortgage on the Company's 900-foot drydock and grant the Company additional flexibility to repurchase shares if authorized by the Board of Directors.

             4.  COMMITMENTS AND CONTINGENCIES

             Litigation

             As discussed in Note 10 of the Company's Annual Report in the 1996 Form 10-K, the Company was advised in 1986 that it was a potentially responsible party ("PRP") with respect to an oil reclamation site operated by an unaffiliated company in Walker, Louisiana. To date, the Company and certain of the other PRPs (the "Funding Group") for the site have funded the site's remediation expenses, PRP identification expenses and related costs for the participating parties. As of September 30, 1997 such costs totaled $18.8 million, of which the Company has funded approximately $4.0 million. Since 1988, the Funding Group has filed petitions to add a number of companies as third-party defendants with regard to the remedial action and has agreed to settle with the majority of these companies. All funds collected through these settlements have been escrowed to fund future expenses. At September 30, 1997, the balance of the escrow was $8.0 million, which is to be used to fund any ongoing remediation expenses. The Company will not owe any future assessments until the balance in escrow is depleted. Additional settlements are being negotiated which may add to the balance in escrow.

             Additional remedial work scheduled for the site includes completion of studies and, if required by the results of these studies, subsequent remediation. Following completion of any such required additional remediation, it will be necessary to obtain Environmental Protection Agency approval to close the site, which consent may require subsequent post-closure activities such as groundwater monitoring and site maintenance for many years. The Company is not able to estimate the final costs for any such additional remedial work or post-closure costs that may be required; however, the Company believes that its proportionate share of expenditures for any additional work will not have a material adverse impact on the Company's consolidated financial statements. In addition, the members of the Funding Group have entered into a final cost sharing agreement under which all parties have agreed that there would be no re-allocation of previous remediation costs, but that future remediation costs would be established by a formula. Under this agreement, the Company's share of future costs is 17.5%.

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

             Letters of Credit

             In the normal course of its business activities, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations, other insurance obligations and to provide a debt service reserve fund related to $36.3 million of Series 1994 industrial revenue bonds. Outstanding letters of credit relating to these business activities amounted to approximately $11.3 million at September 30, 1997 and December 31, 1996.

             Guarantee

             Pursuant to agreements related to the University of New Orleans ("UNO")/Avondale Maritime Technology Center of
             Excellence ("the Center"), the Company has agreed to guarantee indebtedness with a principal amount not to exceed $40 million expected to be incurred by the UNO Research and Technology Foundation, Inc. (the "Foundation") for construction of the facility and the acquisition of technology. Under the terms of a Cooperative Endeavor Agreement, the State of Louisiana made a non-binding commitment to appropriate $40 million, plus interest, in installments over a period from 1997 through 2008 for donation to the Foundation for purposes of funding the Center. Avondale and the Foundation anticipate that appropriations by the State will be sufficient for the Foundation to service its debt. However, if the State's appropriations are insufficient, Avondale will ultimately be required to repay the debt. The Company's guarantee is unsecured. As of September 30, 1997, the Foundation had incurred $12.4 million of cost to construct and equip the Center.

             5.  INCOME TAXES

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

             6.  RECENT ACCOUNTING PRONOUNCEMENTS

             In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997, as early adoption is not permitted. Had the provisions of SFAS 128 been in effect as of September 30, 1997, basic EPS and diluted EPS would have been equivalent to EPS as reported in the Company's Consolidated Statements of Operations for 1997 and 1996 as presented herein.

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

             Item 2: Management's  Discussion  and  Analysis of Financial
                     Condition and Results of Operations

             The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended September 30, 1997 and 1996 and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

             Overview

             The Company continued its trend of improvement in its operating results compared to the same periods in the prior year. Income from operations increased by 19% for the third quarter of 1997 and by 22% for the first nine months of 1997 compared to the same periods in the prior year. Further, income before income taxes increased 21% for the third quarter of 1997 and 25% for the first nine months of 1997 over the same periods in 1996.

             The Company's  firm  backlog  at  September  30,  1997,  was approximately $1.8 billion (including estimated contract escalation) exclusive of unexercised options aggregating $1.9 billion for additional ship orders. During the first nine months of 1997, the Company delivered a MHC-51 Class Coastal Minehunter to the Navy, representing the fourth and final Minehunter constructed by the Company, and the final three vessels in a contract to retrofit four commercial tankers with double-hulled forebodies. The LSD-CV 52, the last of four LSD-CVs constructed under two contracts, is scheduled to be completed during the fourth quarter of 1997.

             As previously disclosed, in December 1996 a Company-led alliance, which includes Bath Iron Works ("Bath") and Hughes Aircraft Company, was awarded a $641 million contract to design and construct the first of an anticipated 12 ships under the Navy's LPD-17 program. The contract award provides for options exercisable by the Navy for two additional LPD-17 ships to be built by the alliance. Under the terms of an agreement between the alliance members, the Company will build the ship covered under the December 1996 contract, and, if the Navy exercises the two options, the Company would construct the second while Bath would construct the third of the three LPD-17 ships to be built under the initial contract. Work on the detail design of the LPD-17 is currently underway.

             In June 1997, the Company announced that it signed a $332 million contract for the construction of two 125,000 DWT crude oil carriers for the Jones Act trade to be built with double hulls in compliance with the Oil Pollution Act of 1990. The contract also provides options exercisable by the customer for three additional ships. Detail design of the ships has begun with construction scheduled to start in December of 1997. Delivery of the first ship is scheduled for the first quarter of 2000.

             Results of Operations

             The Company recorded net income of $6.9 million, or $0.48 per share, for the third quarter of 1997 compared to $5.6 million, or $0.39 per share, for the third quarter of 1996. For the first nine months of 1997, the Company recorded net income of $19.6 million, or $1.35 per share, compared to $24.6 million, or $1.70 per share for the same period in 1996. Net income for the first nine months of 1996 included an income tax benefit of $9.0 million, or $0.62 per share, which recognized, for financial reporting purposes, the benefit of certain net operating loss carry forwards available to offset estimated future earnings. No similar benefit was recorded in 1997.

             Income from operations for the quarter and nine months ended September 30, 1997 increased by $1.7 million, or 19%, and $5.8 million, or 22%, respectively, compared to the prior year periods. The Company's operating income in the third quarter and first nine months of 1997 primarily reflect operating profits recognized on the contracts to construct five Strategic Sealift vessels, the Icebreaker and the LSD-CV 52. Profit recognition did not begin until September of 1996 for the Sealift and January of 1997 for the Icebreaker as contract progress was not sufficient to begin profit recognition until that time. Also contributing to the 1997 operating results were profits recorded by the Company's marine repair, wholesale steel and modular steel construction operations.

             These profits were offset, in part, by losses recorded on two commercial marine construction contracts. During the first and third quarters of 1997, Avondale recorded additional losses of $2.5 million and $1.8 million, respectively, on the contract to retrofit four single-hulled commercial tankers with new double-hulls (the last of which was delivered in September 1997). Also, during the third quarter of 1997, the Company recorded an additional $1.5 million loss on the contract to construct river hopper barges (the last of which is expected to be completed in November 1997). The losses resulted primarily from increases in the estimated labor needed to complete these contracts.

             Net sales for the third quarter of 1997 increased $10.8 million, or 7%, to $159.2 million compared to $148.4 million for the third quarter of 1996. The increase in net sales for the third quarter of 1997 is primarily a result of an increase in production activity on contracts currently in progress. In the third quarter of 1997, the Company recorded increased net sales on the contracts to construct the five Strategic Sealift Ships, the LPD-17, the Icebreaker and the two double-hulled crude oil carriers. These increases were partially offset by decreased net sales recorded on the contracts to construct the four double-hulled product tankers, the seven T-AOs, the LSD-CV 52, the four MHCs, the three LSD-CVs and the river hopper barges.

             Net sales for the nine months ended September 30, 1997, decreased $12.9 million, or 3%, to $444.5 million compared to $457.5 million for the same period in the prior year. The decrease in net sales for the first nine months of 1997 is due primarily to a reduction in production activity associated with contracts that are at or near completion. The Company recorded decreased net sales on the contracts to construct the four doubled-hulled product tankers (the last of which was delivered in September 1997), the seven T-AOs (the last of which was delivered in January 1997), the LSD-CV 52 (expected to be completed during the fourth quarter of 1997), the three LSD-CVs (the last of which was delivered in May 1996) and the river hopper barges (the last of which is expected to be completed in November 1997). These decreases were offset by increased net sales recorded on contracts currently in progress as noted in the preceding paragraph.

             Gross profit for the third quarter and first nine months of 1997 increased $622,000, or 3%, and $3.3 million, or 6%, respectively, compared to the same periods in 1996. The increases are due primarily to profits recognized on the contracts to construct the five Strategic Sealift ships and the Icebreaker. These incremental profits were offset, in part, by the losses discussed above.

             Selling, general and administrative ("SG&A") expenses decreased $1.1 million, or 11%, in the third quarter of 1997 and $2.4 million, or 9%, for the first nine months of 1997 compared to the same periods in the prior year. The decrease in SG&A expenses was due primarily to a decrease in proposal preparation costs recorded in 1996 in connection with the preparation of the successful LPD-17 proposal.

             In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997, as early adoption is not permitted. Had the provisions of SFAS 128 been in effect as of September 30, 1997, basic EPS and diluted EPS would have been equivalent to EPS as reported in the Company's Consolidated Statements of Operations for 1997 and 1996 as presented elsewhere in this Form 10-Q.

             In  June  1997,  the  FASB  issued  Statement  of  Financial
             Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements. The Company will adopt this accounting standard January 1, 1998, as required. Refer to Note 6 of the Notes to Consolidated Financial Statements, contained elsewhere in this Form 10-Q, for a discussion of SFAS 130.

             Liquidity and Capital Resources

             The Company's cash and cash equivalents totaled $66.1 million at September 30, 1997 as compared to $48.9 million at December 31, 1996. The Company's operations generated approximately $27.8 million of cash for the nine months ended September 30, 1997. The Company's primary uses of cash in the current year consisted of capital expenditures of $5.7 million and payments on long-term borrowings of $5.0 million.

             The Company maintains a revolving credit agreement ("the agreement") to provide available liquidity for working capital purposes, capital expenditures and letters of credit. Upon the completion by the Foundation of its financing for the Center (as discussed below), the agreement was reduced by its terms from $85 million to $50 million. The agreement expires in April 2000. At September 30, 1997, there were approximately $11.3 million of letters of credit issued against the agreement leaving approximately $38.7 million of liquidity available to Avondale for operations and other purposes. There have been no borrowings under the agreement since its inception in 1994. Continuing access to the agreement is conditioned upon the Company remaining in compliance with the covenants which include certain financial ratios. The Company is currently in compliance with the covenants contained therein. The Company believes that its capital resources
             will  be   sufficient  to  finance   current  and  projected
             operations.

             In October 1997, the Company and its bank group amended the revolving credit agreement to increase the size of the facility to $65 million, release all collateral including its second mortgage on the Company's 900-foot drydock and grant the Company additional flexibility to repurchase shares if authorized by the Board of Directors.

             In order to comply with the terms of the LPD-17 contract, the Company was required to make significant capital improvements, including enhancing its computer-aided design and product modeling capabilities. As a result, the Company teamed with the University of New Orleans (the "University" or "UNO"), the University of New Orleans Research and Technology Foundation, Inc. (the "Foundation"), and the State of Louisiana in a cooperative effort. Pursuant to the terms of various agreements, the Foundation is purchasing hardware and software required to implement the extensive three-dimensional ship design and Integrated Product Data Environment teaming technology and is constructing a 200,000 square foot building on property, donated to the University by the Company, adjacent to the Company's main shipyard. The initial investment in this new technology and facility, which will be known as the "UNO/Avondale Maritime Technology Center of Excellence" (the "Center"), is estimated at $40 million and is being financed by the Foundation using third-party debt and lease financing both of which are guaranteed by the Company. The Company has entered into a long-term lease for the Center requiring a nominal annual lease payment. The Company will provide access to the technology and a portion of the Center to the University for its use in research and the development of educational curricula related to naval architecture and marine engineering.

             The Foundation is the nominal borrower on all indebtedness incurred to construct and equip the Center. Under the terms of a Cooperative Endeavor Agreement, the State of Louisiana made a non-binding commitment to appropriate $40 million, plus interest, in installments over a period from 1997 through 2008 for donation to the Foundation for purposes of funding the Center. Avondale and the Foundation anticipate that appropriations by the State will be sufficient for the Foundation to service its debt. However, if the
             State's appropriations are insufficient, Avondale will ultimately be required to repay the debt. The Company's guarantee is unsecured. As of September 30, 1997, the Foundation had incurred $12.4 million of cost to construct and equip the Center. Also, as of September 30, 1997, the State had appropriated and paid $3.8 million, representing the first installment to the Foundation, pursuant to the terms of the Cooperative Endeavor Agreement.

             *Cautionary   Statement   for  Purposes  of   "Safe  Harbor"
             Provisions of the Private Securities Litigation Reform Act of 1995

             Certain statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally accompanied by such terms and phrases as "anticipates," "estimates," "expects," "believes," "should," "projects" or "scheduled" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include the Company's reliance on U.S. Navy contracts, profit recognition on government contracts, the importance of obtaining commercial contracts, the Company's ability to complete its contracts within its cost estimates, intense competition for government and commercial contracts, and labor, regulatory and other risks in the shipbuilding and marine construction industries. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.

                             PART II - OTHER INFORMATION


             Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      3.1  Articles of Incorporation of the Company(1).

                      3.2 Bylaws of the Company, as amended on August 4, 1997.

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



                                              AVONDALE INDUSTRIES, INC.


             Date:  November 12, 1997       By:/s/ ALBERT L. BOSSIER, JR.
                    -----------------          --------------------------
                                               Albert L. Bossier, Jr.
                                               Chairman, President &
                                                Chief Executive Officer




             Date:  November 12, 1997       By:/s/ THOMAS M. KITCHEN
                    -----------------          --------------------------
                                               Thomas M. Kitchen
                                               Vice President &
                                               Chief Financial Officer

                                    EXHIBIT INDEX


   Number                    Description
   ------    ---------------------------------------------------

     3.1     Articles of Incorporation of the Company(1) .

     3.2     Bylaws of the Company, as amended on August 4, 1997

      15     Letter re: unaudited interim financial information.

      27     Financial Data Schedule


             _______________

             (1) Incorporated   by    reference   from    the  Company's
                 Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.