Form 10-K
period 1997-12-31
AVONDALE INDUSTRIES INC
filed 1998-03-26
CIK 829444

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  Form 10-K

            (Mark One)
         X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

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

               The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at December 31, 1997 was approximately $301,016,311.

               The number of shares of the Registrant's common stock, $1.00 par value per share, outstanding at December 31, 1997 was 14,493,211.

                      DOCUMENTS INCORPORATED BY REFERENCE

               Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting have been incorporated by reference into
          Part III of this Form 10-K.

                                   PART I

          Item 1.   Business.

          Overview

               Avondale Industries, Inc. ("Avondale" or the
          "Company") is one of the largest shipbuilders in the United States, specializing in the design, construction, conversion, repair and modernization of various types of ocean-going vessels for the military and commercial markets. A majority of Avondale's contracts in recent years has been for the construction of U.S. Navy surface ships, although it secured its largest ever commercial contract in 1997 for the construction of two 125,000 Dead Weight Tons ("DWT") crude oil carriers for the Jones Act Trade. Management believes the Company's low cost structure, experienced and skilled work force, technological capabilities, sophisticated construction processes and extensive experience in building a variety of military and commercial vessels, position the Company as one of the most cost-efficient and versatile shipbuilders in the United States. At December 31, 1997, the Company's shipbuilding backlog (the "firm backlog") was approximately $1.8 billion (including estimated contract escalation), exclusive of unexercised options aggregating approximately $1.1 billion held by the U.S. Navy (including estimated contract escalation) and approximately $500 million held by a commercial customer for additional ship orders.

               In December 1996, an alliance led by the Company was awarded a $641 million contract to construct the initial ship in the U.S. Navy's LPD-17 program (see glossary of selected industry terms). In April 1997, the General Accounting Office denied a protest filed by a competing shipbuilding team and affirmed this contract award. The contract award provides for options exercisable by the U.S. Navy for two additional LPD vessels to be built by the alliance. For additional information on the LPD-17 award, see "- U.S. Government." Also, in June 1997, the Company announced that it had signed a $332 million contract with ARCO Marine, Inc.("ARCO") of Long Beach, California, for the construction of two 125,000 DWT crude oil carriers for the Jones Act Trade. These vessels are to be built with double hulls in compliance with the Oil Pollution Act of 1990 (see "-Commercial Shipbuilding"). The contract, which represents the largest commercial contract in the Company's history, also provides for options valued at approximately $500 million that are exercisable by ARCO for three additional ships. Management believes that securing the LPD-17 and ARCO contracts has conferred several immediate and substantial benefits upon the Company. Among other things, the Company has substantially bolstered its visibility and competitive posture by demonstrating the ability to compete successfully for contracts based on the high level of its technical, engineering and production skills, as well as its competitive prices. In addition, the backlog created from these contract awards provides a strong foundation that will allow the Company to compete aggressively for other shipbuilding opportunities.

               Historical Information.  Avondale is a
          versatile shipyard that has been the successful bidder for a variety of marine construction projects. Organized in 1938, Avondale first began building ocean-going ships in the 1950s. From 1959 to 1985, the Company operated as a subsidiary of Ogden Corporation, a diversified New York Stock Exchange listed company headquartered in New York, New York. Prior to the 1980s, Avondale built both military and commercial vessels. In addition to the construction of 27 destroyer escorts for the U.S. Navy, Avondale successfully completed a variety of construction projects during that period, including general cargo and multi-product carriers, such as LASH vessels, container vessels, crude oil tankers and product carriers. In the early 1980s, however, several measures were implemented that changed the marine construction industry significantly. The termination of the U.S. construction-differential subsidy program in 1981 significantly curtailed the ability of U.S. shipyards to compete successfully for international commercial shipbuilding contracts with foreign shipyards, many of which are heavily subsidized by their governments. The effects of the elimination of these subsidies were largely offset, however, by the initiative to expand the U.S. Navy fleet to 600 ships, thereby significantly increasing the U.S. Navy shipbuilding opportunities available to Avondale.

               Initially, Avondale capitalized on the U.S.
          Navy shipbuilding opportunities through its construction of five AOs during the early 1980s.
          Since AOs are essentially oil tankers modified to meet certain military requirements, they were a natural extension of the product carrier ships previously built by Avondale.

               During the remainder of the 1980s and the first part of this decade, Avondale steadily expanded the range of vessels that it built for the U.S. Navy. The Company principally focused on those vessels that were related to, or were natural extensions of, predecessor vessels constructed by Avondale, where Avondale could best capitalize on its prior experience and proven capabilities. Among the U.S. Navy vessels built or under construction during this period were sixteen T-AOs, five LSDs, four LSD-CVs, five AOJs (which constituted conversions of AOs previously built by Avondale), one T-AGS 45, fifteen LCACs, four MHCs and three SL 7 conversions.

               With the end of the Cold War and the pressure of domestic budget constraints, spending for new vessel construction by the U.S. Navy has been reduced substantially, with the rate of new vessel construction reduced to approximately 50% of that in the 1980s. Despite the contraction in U.S. Navy shipbuilding activity, management believes that Avondale's versatility has been a significant factor in its successful efforts to obtain shipbuilding contracts, which efforts have also been bolstered by Avondale's experience in building vessels comparable to those currently in demand.

               U.S. Government. In addition to the contract award by the U.S. Navy to build the first LPD-17 ship, the alliance was awarded options, exercisable by the U.S. Navy, for two additional ships of the LPD-17 class. It is expected that a total of twelve ships will be built under the LPD-17 program. The members of the alliance, Bath Iron Works ("Bath"), Raytheon Company ("Raytheon") (formerly Hughes Aircraft Company which later became a subsidiary of Raytheon Company) and the Company submitted a joint bid with the Company as the prime contractor. Under the terms of an agreement between the alliance members, the Company will build the vessel covered by the December 1996 contract and, if the U.S. Navy exercises the two options, the Company would also construct the second while Bath would construct the third of the three LPD-17 vessels. Raytheon will be responsible for total ship integration and the alliance will use an advanced three-dimensional ship design and modeling technology for the design and manufacture of the ship.

               The first three vessels of the LPD-17 program will be built pursuant to a cost-plus-award fee contract, with the Company, Raytheon and Bath each being entitled to reimbursement for its respective allowable costs in performing the contracts as such costs are incurred. The contract provides for the payment of an award fee to the members of the alliance, the amount of which is dependent upon the results of periodic evaluations of contract performance and will be paid incrementally upon completion of each periodic evaluation. Pursuant to the subcontracting agreements between the Company and each of Bath and Raytheon, any award fees earned by the alliance will be distributed to the alliance members in proportion to each member's performance and participation in the construction of the vessel for which the award was granted. Unlike the Company's other principal shipbuilding contracts where profits are recognized under the percentage-of-completion method of accounting, the Company will record profits on the LPD-17 contract upon determination of the incremental award. In addition, although the LPD-17 contract is on a cost-plus-award fee basis, the ability of Avondale to realize any incremental award fee is dependent not only upon its ability to perform its contractual obligations but also the satisfactory performance by other members of the team.

               In accordance with the U.S. Navy's
          requirement of a streamlined contractual relationship, the alliance's agreement provides that the Company will act as the prime contractor for all three vessels, and as such, the Company will be responsible for submitting invoices for not only its own costs, but also any costs incurred by Bath and Raytheon. Accordingly, all such amounts relating to contract performance by alliance members Bath and Raytheon will be reflected as sales and cost of sales in the Company's financial statements.

               The Company's backlog at December 31, 1997 includes $609 million, which amount is the aggregate of the estimated cost to complete the first LPD-17 vessel and the maximum award fee that would be payable to Avondale and the alliance. However, a substantial portion of the reported backlog for the first vessel is related to work to be performed by the other alliance members. To the extent that the Company's revenues include costs incurred by and award fees paid to the other alliance members, such revenues will be recorded with no operating profit margin.

               If the U.S. Navy proceeds with its previously announced intention to construct additional LPD ships beyond the first three, the Company anticipates that the contracts for such vessels may provide for an alternative pricing arrangement, such as a fixed-price incentive contract or fixed- price contract (see "- Government Contracting").

               The U.S. Navy has stated its expectation that the LPD-17 vessels will be an important element in the U.S. Navy's amphibious operations over the next three decades, replacing more than 36 ships nearing the end of their useful lives and approaching decommissioning. In 1995, Congress appropriated $974.0 million for the construction of the first of an anticipated twelve ships under the LPD-17 program. The award to the Company-led alliance of the contract to construct the initial LPD-17 ship enhances the viability and competitiveness of the alliance in its pursuit of the remaining LPD-17 ships. In 1997, Congress appropriated $96.1 million as advance procurement for LPD-18, the second ship in the program. If the U.S. Navy awards contracts to the alliance to construct all twelve ships, the Company would construct eight ships and Bath would construct four ships.

               Also included in the current firm backlog for the military are contracts to construct six Sealift ships with a remaining backlog of $773 million (including estimated contract escalation). The Sealift ships, which each contain more than 400,000 square feet of cargo space and are designed to assist in the rapid transportation and deployment of military personnel, equipment and supplies, are comparable to other vessels, such as auxiliary and amphibious support ships, that have been previously constructed by Avondale for the military. In addition, the Navy holds an option to require the Company to construct a seventh Sealift vessel for an additional $240 million (including estimated contract escalation). In the first quarter of 1998, the Navy exercised a portion of this option relating to approximately $24 million for long lead time materials while the balance of the option is exercisable during the first quarter of 1999. The first Sealift ship is scheduled for delivery in 1998 with the final ship (assuming exercise by the U.S. Navy of the balance of the remaining Sealift option) scheduled for delivery in 2001.

               Although no significant new U.S. Navy
          shipbuilding programs are anticipated to be contracted before 2000, it is expected that additional U.S. Navy shipbuilding opportunities, including a series of ADC(X) vessels (a class of auxiliary vessels designed to deliver fuel, ammunition and other supplies to the U.S. Navy fleet with capabilities similar to the T-AOs constructed by Avondale), and the DD-21, which represents the next generation of surface combatant vessels, will become available shortly thereafter. In addition, the Coast Guard Deep
          Water project, which calls for the replacement of 133 vessels over the next fifteen years, is expected in the early 2000 timeframe.

               Commercial Shipbuilding. Two legislative enactments in the early 1990s significantly enhanced U.S. commercial shipbuilding opportunities. The Oil Pollution Act of 1990, which requires the phased-in transition of single-hulled tankers and product carriers to double-hulled vessels beginning January 1, 1995, created a demand for the retro-fitting of existing tankers and the construction of new double-hulled tankers, as oil and energy companies and other ship operators upgrade their fleets to comply with the law. Industry analysts believe that other countries may pass laws comparable to the Oil Pollution Act of 1990, which would further increase worldwide demand for double-hulled product carriers.

               In late 1993, Congress amended the loan
          guarantee program under Title XI of the Merchant Marine Act, 1936, to permit the U.S. government to guarantee loan obligations of foreign vessel owners for foreign-flagged vessels that are built in U.S. shipyards. Title XI authorizes MARAD to guarantee debt with a term of up to 25 years in an amount up to 87.5% of the vessel cost, thereby enabling shipowners to obtain financing on more favorable terms than those currently offered by other countries having guarantee or subsidy programs for foreign nationals similar to Title
          XI. These 1993 amendments expanded Title XI in a manner that has attracted foreign owners and created foreign and domestic commercial shipbuilding opportunities for U.S. shipyards.

               Management believes these initiatives have assisted Avondale in attracting recent commercial shipbuilding opportunities. In May 1995, the Company finalized a $143.9 million contract to retrofit four single hull tankers with double-hulled forebodies for a U.S. shipping company. These double-hulled product carriers were the first U.S.-flag product carriers built in the United States in the last eight years. The contract is supported by a Title XI guarantee by MARAD. The contract was completed and the last of the vessels was delivered to the customer in September 1997.

               Also, in June 1997, the Company signed a $332 million contract with ARCO for the construction of two double-hulled crude oil carriers. This contract, the largest commercial contract ever signed by Avondale, also provides for options exercisable by the customer for three additional ships. The Company believes that its receipt of these commercial contracts was assisted by its prior experience in constructing three double-hulled T-AOs on behalf of the U.S. Navy.

               Prior to 1997, legislation was introduced in the U.S. Congress that would eliminate the competitive advantages afforded to U.S. shipyards under the 1993 amendments to the Title XI guarantee program. This legislation would implement a December 1994 trade agreement among the United States, the European Union, Finland, Japan, Korea, Norway and Sweden (which collectively control over 75% of the market share for worldwide vessel construction) negotiated under the auspices of the Organization for Economic Cooperation and Development (the "OECD Agreement"). The OECD Agreement and related accords seek, among other things, to eliminate government subsidies provided to commercial shipbuilders and to adopt a uniform standard of government credit assistance for foreign nationals. Under these multilateral accords, each participating nation agreed not to provide credit assistance to foreign nationals in excess of 80% of the vessel construction price, and to limit the term of any credit assistance to not more than twelve years. During 1997, Congress adjourned without adopting or ratifying the OECD Agreement. Proponents of the OECD Agreement may seek to have it reconsidered in 1998 and, if such legislation were enacted by Congress in its current form, the Title XI guarantee program would be modified to be in accord with the uniform credit assistance standards mandated under the OECD Agreement, thereby eliminating the advantages available to U.S. shipyards under the 1993 Title XI amendments.

               Avondale is not able at this time to assess whether legislation implementing the OECD Agreement will be enacted by Congress or the ultimate impact that any such legislation may have. Although the OECD Agreement promotes the goal of eliminating commercial shipbuilding subsidies by signatory nations, there can be no assurance that certain safeguards in the agreement will not be circumvented or will be adequately enforced, or that worldwide commercial shipbuilding opportunities may continue to flow to foreign shipyards located in signatory nations (which may have developed structural competitive advantages as a result of their long histories of subsidization) or may be diverted to non-signatory nations. If the competitive advantages of the current Title XI guarantee program are eliminated and the OECD Agreement fails to achieve its objectives, Avondale's ability to compete for international commercial shipbuilding contracts will be further limited, notwithstanding the increased opportunities that are expected to arise as vessels of the worldwide tanker and product carrier fleet approach the end of their useful lives.

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

               The Company believes that significant
          commercial shipbuilding opportunities could become available during the next five years. Future commercial opportunities include constructing vessels with national defense features for the Ready Reserve fleet and the retrofitting of existing tankers or product carriers and construction of new double-hulled tankers or product carriers in response to the Oil Pollution Act of 1990. In addition, the Company is currently pursuing a contract with a U.S. owner to construct luxury cruise vessels for operation in the Jones Act market. Management believes a significant volume of such work as described herein could become available before 2000, with orders being placed in the next two years.

               Technological Innovations. To assure that its shipyard remains among the most modern in the world, Avondale regularly reviews and assesses its construction and production processes. In this regard, Avondale often consults with other highly successful shipbuilding companies concerning advances in shipbuilding technology. In the early 1980s, the Company was among the first of U.S. shipyards to successfully implement modular construction techniques that had been previously perfected by Japanese shipbuilders. Management believes these techniques were a major factor in Japan's dominance of the commercial shipbuilding market during the 1970s and 1980s. Avondale obtained its modular construction capabilities and "know-how" pursuant to an agreement with Ishikawajima-Harima Heavy Industries Co., Ltd., one of Japan's largest shipbuilders, which worked with Avondale to change its manufacturing and design processes and to train Avondale's employees. Modular construction afforded Avondale significant production efficiencies in the installation of ship systems, largely due to the greater ease with which such systems could be installed in open modules rather than closed-in hulls. As a result of these efforts, Avondale realized substantial increases in labor productivity.

               In addition, in 1994 the Company entered into a technology sharing agreement with AESA of Spain, regarded as an innovative and successful world-class shipyard. After an on-site review of Avondale's shipyard by AESA, as well as a review by Avondale of current shipbuilding technology in other countries, Avondale invested $20 million in capital improvements designed to increase efficiency by improving production flow. In particular, the Company integrated certain assembly-line techniques with its modular construction processes. To that end, the Company built a covered facility that houses production lines dedicated to both military and commercial ships. Avondale believes that sheltering the production process and the introduction of assembly line procedures have enhanced production efficiencies and lowered unit production costs.

               Because the construction of commercial
          vessels, particularly the product carriers that Avondale has traditionally built, places an emphasis on steel fabrication rather than the complex technological outfitting involved in U.S.
          naval construction, Avondale's ability to compete effectively for additional commercial work has been enhanced by the new assembly-line process.

               An important element in the Company's success in obtaining the LPD-17 contract award was the Company's enhanced computer-aided design and product modeling capabilities. The enhancement was made possible through a cooperative endeavor between the Company, the University of New Orleans (the "University" or "UNO"), the University of New Orleans Research and Technology Foundation, Inc. (the "Foundation") and the State of Louisiana. Pursuant to terms of various agreements, the Foundation is purchasing hardware and software required to implement the extensive three-dimensional ship design and Integrated Product Data Environment ("IPDE") technology. This technology also provides for sophisticated data storage, management and retrieval for future projects. Among its other features, the technology permits engineering, production and material procurement tasks to be performed cooperatively, thus enhancing the efficiency of
          the design phase.   The IPDE captures data in
          digital form at creation and then organizes, integrates, maintains and makes available such data to all program participants. The Foundation is also constructing a 200,000 square foot building on property donated to the University by the Company, adjacent to the Company's main shipyard. This facility, which will be known as the "UNO/Avondale Maritime Technology Center of Excellence", will house this new technology.

          Shipbuilding

               The Company is predominantly engaged in the design, construction, conversion, repair and modernization of various types of military and commercial ships.

               The main shipyard facility, which is located on a 270-acre site on the Mississippi River near New Orleans, includes multiple building ways, side launching facilities, a 900-foot floating dry dock/launch platform that permits construction of vessels up to 1,000 feet in length, and a 650-foot floating dry dock principally used for ship repair. The main shipyard is equipped to build almost any type of vessel other than nuclear submarines and surface vessels of the largest classes, such as ultra-large crude carriers. Avondale also operates several other facilities in the vicinity of the main shipyard, including its Westwego, La. shipyard, which is used primarily for boat construction and repair, and its Algiers, La. shipyard, which is used primarily for the repair and overhaul of ocean-going vessels. In addition, the Company operates a marine fabrication facility in Gulfport, Mississippi, which currently is being used to support marine construction activities.

               The Company continues to be materially
          dependent on the U.S. Navy's ship construction and conversion programs. The following table sets forth the distribution of marine construction and repair activities during the last five years based on contract billings. As the table indicates, a majority of Avondale's work in the year ended December 31, 1997 was comprised of new military construction. New commercial construction increased in 1995 and 1996, principally due to the construction of the four forebodies and the construction of the river hopper barges discussed in "-Other Operations - Boat Division."

          Distribution of Marine Construction and Repair Work

                            Years Ended December 31,

                                   1997     1996     1995     1994     1993
          U.S. MILITARY:
           New construction         86%      81%      80%      81%      88%
           Repair, overhaul and
             conversion             --       --       --       --        2%

          COMMERCIAL:
           New construction         12%      17%      16%      11%       6%
           Repair, overhaul and
             conversion              2%       2%       4%       8%       4%
                                   ----     ----     ----     ----     ----
                TOTAL              100%     100%     100%     100%     100%
                                   ====     ====     ====     ====     ====

               The percentage of new construction for the U.S. Navy has remained relatively constant since 1993. New commercial construction decreased in 1997 as compared to 1996 and 1995 as the Company completed the double-hulled forebodies and the river hopper barges and did not begin construction of the ARCO crude oil carriers until late 1997. Also, the percentage of commercial repair, overhaul and conversion work decreased in recent years as compared to 1994 as the Company's work on several contracts with a private contractor for the repair of existing Sealift ships approached completion. See "-Other Operations - Repair Operations."

               Government Contracting. Avondale's principal U.S. government business is currently being performed under fixed-price incentive contracts although the recent LPD-17 contract is a cost-plus-award fee contract. Fixed-price incentive contracts provide for sharing between the government and the contractor of cost savings and cost overruns based primarily on a specified formula that compares the contract target cost with actual cost. In addition, fixed-price incentive contracts generally provide for payment of escalation of costs based on published indices relating to the shipbuilding industry. Although all cost savings are shared under fixed-price incentive contracts, cost overruns in excess of a specified amount must be borne entirely by the contractor. The Sealift vessels, the fourth LSD-CV and the Icebreaker are each being constructed under fixed-price incentive contracts. The LPD-17 contract provides for the payment of all costs that are reimbursable under government contracts. In addition, an award fee is payable periodically after the Navy's evaluation of the alliance's performance in executing the contract's performance goals and objectives. See "- U.S. Government."

               Contracts for the construction and conversion of U.S. Navy vessels are typically subject to competitive bidding. As a safeguard against anti-competitive bidding practices, the U.S. Navy has employed the concept of "cost realism," which requires that each bidder submit information on pricing, estimated costs of completion and anticipated profit margins. The U.S. Navy uses this and other data to determine an estimated cost for each bidder. The U.S. Navy may then re-evaluate a bid by using the greater of either the bidder's or the U.S. Navy's cost estimates.

               Under government regulations, certain costs, including certain financing costs, portions of research and development costs and certain marketing expenses, are not allowable costs under fixed-price incentive and cost reimbursable contracts. The government also regulates the methods by which overhead costs are allocated to government contracts.

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

               Due to the complexity of government contracts and applicable regulations, contract disputes with the government may occur in the ordinary course of the Company's business. Based upon management's analysis of each such dispute and advice of counsel, the Company records, if appropriate, an estimate of the amount recoverable upon resolution of such disputes. There are currently no such amounts recorded relating to such contract disputes. Although management believes its estimates are based upon a reasonable analysis of such disputes, no assurance can be given that its estimates will be accurate, and variances between such estimates and actual results can be material. The Company believes that adequate provision has been made in its financial statements for this and other normal uncertainties incident to its government business.

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

               Vessel Deliveries and Backlog.  At December
          31, 1997, the Company had a firm backlog of shipbuilding contracts of approximately $1.8 billion (exclusive of unexercised options aggregating $1.1 billion held by the U.S. Navy (including estimated contract escalation) and $500 million held by a commercial customer for additional ship orders ) compared with firm backlogs of $1.8 billion and $1.4 billion at December 31, 1996 and 1995, respectively. The Company's firm backlog at December 31, 1997 primarily consisted of $773 million to complete the remaining six Sealift ships, $609 million related to the LPD-17 contract, and $326 million to complete the 125,000 DWT double-hulled crude oil carriers.

               Vessel deliveries in 1997 and 1996 included one T-AO, one LSD-CV, three MHCs, four double-hulled commercial tankers and the remainder of the river hopper barges. The Company plans to continue to actively pursue other government construction and conversion opportunities, as well as commercial opportunities, when they become available.

               The Company has been actively pursuing
          commercial shipbuilding opportunities, although international commercial shipbuilding opportunities remain limited because shipbuilders in foreign countries are often subsidized by their governments, which allows them to sell their ships for prices below their construction costs. Domestic shipbuilding opportunities that are not affected by foreign subsidies offer better possibilities for the Company. See "-Overview - Commercial Shipbuilding."

               In connection with the bids and proposals that the Company has submitted or plans to submit to various commercial and government customers, no assurance can be given that the Company will be the successful bidder or that the vessels bid on will actually be built.

          Other Operations

               Overview. Although the Company has from time to time, on a limited basis, pursued opportunities to diversify its business, management strongly believes that the Company's resources are most
          profitably employed in marine construction.    In
          the past, the Company sold or discontinued certain of its non-core operations in order to focus on its core shipbuilding business and improve liquidity. The Company will continue to evaluate suitable diversification opportunities, principally those that would not detract from Avondale's core business and that would utilize the Company's existing facilities. Among possible diversification opportunities are: (i) the construction of large industrial facilities utilizing modular shipbuilding expertise and project management experience; (ii) the repair and overhaul of U.S. Navy and commercial vessels;
          (iii) the construction of semi-submersible rigs, tension-leg platforms or similar structures used in the offshore oil and gas industry (which the Company has constructed from time to time in the past); (iv) steel fabrication and (v) other operations.

               Modular Construction.  The Company has been
          able to apply its modular construction methods to a variety of non-marine industrial fabrication projects, including a sulphur recovery plant that was shipped to Saudi Arabia for on-site assembly and installation, two cryogenic gas separation systems, two waste disposal units, six gas turbine-driven compressors, six gas turbine-driven salt water injection pumps, six condenser modules for inclusion in a nuclear power plant, and two sled and receiver modules for sub-sea pipeline connections. The Company has also fabricated steel bridge components, a hydroelectric power plant, and an 800-bed floating detention facility that is 625 feet long, 125 feet wide, and five stories
          high.   Sales by this division to unrelated third
          parties for the years ended December 31, 1997, 1996 and 1995 were $10.5 million, $8.5 million and $9.8 million, respectively.

               Boat Division. The Company has a facility equipped for boat construction at its Westwego, Louisiana shipyard that is capable of building vessels up to 450 feet in length, as well as a facility in Gulfport, Mississippi. In 1994 and 1995, the Boat Division delivered three gaming vessels ranging from 210 to 350 feet in length.
          In 1996 and 1997, the division was primarily engaged in the construction of river hopper barges under a contract signed in 1995. The Boat Division is actively pursuing other projects involving the construction of additional gaming boats as well as passenger vessels and ferries, towboats, offshore supply boats and other vessels. Sales by this division to unrelated third parties for the years ended December 31, 1997, 1996 and 1995 were $6.0 million, $10.2 million and $29.4 million, respectively.

               Steel Operations. Through its Steel Sales operation, Avondale sells steel plate and structural steel to the marine and industrial markets in the Gulf Coast region of the United States. Sales by this division to unrelated third parties for the years ended December 31, 1997, 1996 and 1995 were approximately $42.8 million, $40.1 million, and $28.2 million, respectively.

               Repair Operations. At its main shipyard and the Algiers shipyard, Avondale engages in the repair, overhaul and conversion of ocean-going vessels. With the 900 and 650 foot drydocks located at the Company's main shipyard, the Company is capable of offering a complete range of vessel repairs and overhaul services. The Algiers shipyard is operated under a long-term lease and is designed primarily for the topside repair and overhaul of large ocean-going vessels. Although historically Avondale has engaged in the repair and overhaul of U.S. Navy vessels, these opportunities have been curtailed by the U.S. Navy's current policy of requiring such work to be conducted at or near the vessels' home ports. Sales by this division to unrelated third parties for the years ended December 31, 1997, 1996 and 1995 were $10.3 million, $13.5 million and $27.3 million, respectively.

          Competition

               The shipbuilding industry is divided into two distinct markets, U.S. government contracts, which is dominated by contracts for the U.S. Navy, and domestic and international shipbuilding contracts for commercial customers. The reduced level of shipbuilding activity by the U.S. government during the past decade has intensified competition significantly. With respect to the market for U.S. military contracts, there are principally five private U.S. shipyards, including Avondale, that compete for contracts to construct or convert surface vessels. Two of these companies are subsidiaries of much larger corporations that have substantially greater resources than Avondale. A recent trend in certain government contracts is the concept of several shipbuilders and a weapon systems integrator forming an alliance to bid on major procurements. This is evidenced by the bidding process for the recent LPD-17 program where a Company-led alliance which includes Bath Iron Works and Raytheon was awarded the contract against competition which included an alliance of other major shipbuilders and a weapon systems integrator. This trend will likely continue on the DD-21, ADC (X) and Coast Guard Deep Water projects. The Company's success in participating in these programs may be influenced by its ability to form a competitive bidding team.

               With respect to commercial vessels that must be constructed by a U.S. shipyard under the Jones Act, there are approximately 20 private U.S. shipyards that can accommodate the construction of vessels up to 400 feet in length, ten of which Avondale considers to be its direct competitors for commercial contracts. Because of the current overcapacity at U.S. shipyards, the current small volume of commercial work available, and the fact that most contracts are awarded on the basis of competitive bidding, price competition is particularly intense. With respect to the international commercial shipbuilding market, Avondale competes with numerous shipyards in several countries, many of which are heavily subsidized by their governments. See "- Commercial Shipbuilding."

               Substantially all military and commercial contracts awarded to U.S. shipyards are competitively bid. The Company has been successful recently in securing competitively bid contracts in large part because the Company submitted the most cost-effective bids for the available contracts. However, the Company also believes that its receipt of the LPD-17 and ARCO contract awards has demonstrated its ability to successfully bid for shipbuilding work based on its technical capabilities as well as its cost efficient production methods. The Company believes that it will continue to be competitive in bidding for selected U.S. Navy and commercial shipbuilding contracts in the future. However, no assurance can be given that the Company will be the successful bidder on any future contracts or that, if successful, it will realize profits on such contracts.

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

          Environmental and Safety Matters

               General. Avondale is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Stringent fines and penalties may be imposed for non-compliance with these laws and regulations, and certain environmental laws impose joint and several "strict liability" for remediation of spills and releases of oil and hazardous substances rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which are or were in compliance with all applicable laws at the time such acts were performed. The Company is covered under its various insurance policies for some, but not all, potential environmental liabilities. See Note 9 of the Notes to Consolidated Financial Statements.

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

          Employees

               At December 31, 1997, Avondale had
          approximately 5,500 employees, many of whom have been employed by the Company for many years. None of Avondale's employees is currently covered by any collective bargaining agreement. However, on June 23, 1993 an election was conducted to determine whether certain of the New Orleans area employees desired to have union representation. A total of 3,914 workers cast votes, of which approximately 850 votes were challenged by the National Labor Relations Board ("NLRB") and union organizers on a variety of grounds. The Company filed objections with the NLRB seeking to have the election set aside. In February 1997, the NLRB decided that certain of the disputed votes should be counted and that the Company's objections to the election should be rejected. The NLRB then counted the disputed votes, resulting in a favorable outcome for the union, and certified the union. The final vote count included 1,950 votes for forming a union, 1,632 votes against forming a union, 59 disputed votes, with 273 ballots remaining sealed. The Company continues to believe that it has substantive and meritorious bases for overturning the decision of the NLRB and has taken steps to have the propriety of the
          election reviewed in court.   If the NLRB's
          certification of the union is enforced by subsequent judicial proceedings, the Company would be required under the federal labor laws to bargain in good faith with the union on matters such as wages, hours and working conditions. Even though Avondale will agree only to bargaining demands that can be economically justified, union certification may result in an increased risk that the union will engage in potentially disruptive activities such as strikes or picketing, or that the Company may incur higher labor and operating costs.

               The union has also filed numerous unfair labor practice charges with the NLRB alleging that Avondale has committed a variety of violations of the National Labor Relations Act principally involving claims that employees were wrongfully disciplined or discharged. In February 1998, an administrative law judge ordered the Company to reinstate twenty-six fired workers, and rescind disciplinary actions taken against another fifteen. Although the Company disputes these claims and is currently appealing the decision, if the decision is upheld, the respective employees would be entitled to back pay from the time of his or her claim until the resolution of the case. However, even if there is a finding in favor of some of the claimants with respect to one or more of the unfair labor practice claims, management believes that any judgment would not have a material impact on Avondale's consolidated financial statements.

          GLOSSARY OF SELECTED INDUSTRY TERMS

          ADC(X) A class of auxiliary vessels designed to deliver a steady stream of fuel, ammunition and stores to the U.S. Navy fleet. It is currently envisioned that these vessels will have "Refuel at Sea" capabilities similar to the T-AOs constructed by Avondale.

          AO         An auxiliary oil tanker constructed for
                     the U.S. Navy and crewed by U.S. Navy
                     personnel.  Avondale has built five AOs.

          AOJ        An AO which has been "jumboized" i.e.,
                     lengthened by the Company by inserting a 108 foot midbody. Avondale has converted five AOs to AOJs.

          DD-21      "Surface Combatant 21st Century," the
                     next generation of surface combatant to
                     be built for the U.S. Navy.

          Icebreaker WAGB-20 Polar Icebreaker, currently
                     under construction at Avondale, was
                     ordered by the U.S. Coast Guard for its
                     polar operations.

          IPDE       An Integrated Product Data Environment
                     which captures data in digital format at the point of creation and then organizes, integrates, maintains and makes the information available to all program participants.

          Jones Act  Merchant Marine Act of 1920, as amended.
                     The principal requirements of the act
                     are that ships engaged in coastwise
                     trade must be owned by a U.S. company,
                     crewed by U.S. citizens and built by a
                     U.S. shipbuilder.

          LASH       "Lighter aboard ship," a LASH vessel
                     carries its cargo in pre-loaded barges
                     (lighters).  The Company constructed 21
                     such vessels in the late 1960s and early
                     1970s for five commercial customers.

          LCAC       "Landing craft air cushion," a surface
                     effect vessel that was constructed at the Company's previously-owned Gulfport facility. Avondale has built 15 LCACs.

          LPD-17 The newest class of amphibious transport ship for the U.S. Navy. Avondale was awarded a contract, with options for two ships, for the design, construction and support of the initial LPD-17 ships.

          LSD        "Landing ship dock," designed to carry
                     troops, materials and up to four LCACs.
                     Avondale has built five LSDs.

          LSD-CV     An LSD with a "cargo variant" design
                     allowing for carrying more cargo and
                     only 2 LCACs.  Avondale has delivered
                     four LSD-CVs and will deliver a fifth
                     during 1998.

          MARAD      United States Maritime Administration,
                     Department of Transportation.

          MHC        MHC-51 class fiberglass coastal
                     minehunter.  Avondale has built four
                     MHCs.

          SL 7 A "Roll on, Roll off" vessel operated by the Military Sealift Command and crewed by a civilian crew. Avondale has converted three SL 7s.

          Sealift    As used herein, TAKR 300 Class Sealift
                     vessels are transport vessels built for
                     the U.S. Navy.  Avondale has contracts
                     to build six Sealift vessels with an
                     option to build an additional vessel.

          T-AGS 45   An oceanographic research vessel
                     constructed by Avondale and delivered to the U.S. Navy in May 1993.

          T-AO       Same as an "AO" but operated by the
                     Military Sealift Command and crewed by a civilian crew. Avondale has built sixteen T-AOs.

          Item 2.   Properties.

               The Company's corporate headquarters and main shipyard are located on the west bank of the Mississippi River at Avondale, Louisiana, approximately 15 miles from downtown New Orleans. That facility includes approximately 229 acres of Company-owned land with 174 buildings enclosing approximately 2.0 million square feet of space, approximately 41 acres of leased land, a 900-foot floating dry dock/launch platform that permits construction, conversion or repair of vessels up to approximately 1,000 feet in length, and a 650-foot floating dry dock principally used for ship repair and multiple building ways and side launching facilities. The main shipyard includes approximately 6,500 feet of wharves, 1,200 feet of launch ways and 2,900 feet of unimproved waterfront along the Mississippi River. The Company's shipyard facilities have the capacity to build virtually any type of vessel other than submarines and surface vessels of the largest classes, such as ultra-large crude carriers.

               The Company's 900-foot floating drydock was constructed in 1975 and financed pursuant to Title XI of the Merchant Marine Act, 1936, as amended. These mortgage bonds were refinanced in February 1995 with mortgage bonds of approximately $4.3 million. The 900-foot drydock is currently subject to a Title XI mortgage of approximately $2.3 million (see Note 4 of the Notes to Consolidated Financial Statements).

               The Company's 650-foot floating drydock and support facilities were constructed in 1982 and financed with $36.25 million of industrial revenue bonds. The 650-foot drydock is currently subject to $35.36 million of these industrial revenue bonds (see Note 4 of the Notes to Consolidated Financial Statements).

               As part of its program to significantly
          improve its efficiency, in 1995 the Company
          completed an approximate $20 million capital
          expenditure program, financed principally through $17.8 million of bonds issued in February 1995 utilizing a Title XI guarantee. The modernization program is currently subject to a Title XI mortgage of approximately $15.4 million (see Note 4 of the Notes to Consolidated Financial
          Statements).   The modernization program included
          construction of a covered facility, which allows for productivity gains by eliminating weather-related problems, and adoption of a more automated process for building the various modules which are assembled into a completed vessel.

               The Company is also in the process of making significant capital improvements, including enhancing its computer-aided design and product modeling capabilities. In this effort, the Company teamed with the University of New Orleans (the "University" or "UNO"), the University of New Orleans Research and Technology Foundation, Inc. (the "Foundation") and the State of Louisiana in a cooperative effort. Pursuant to the terms of various agreements, the Foundation is purchasing hardware and software required to implement the extensive three-dimensional ship design and Integrated Product Data Environment technology and is constructing a 200,000 square foot building on property donated to the University by the Company and located adjacent to the Company's main shipyard. This facility is expected to be completed during the second quarter of 1998. This investment in new technology and facility, which will be known as the "UNO/Avondale Maritime Technology Center of Excellence" (the "Center"), is being financed by the Foundation using third party debt and lease financing, both of which are guaranteed by the Company. In 1997, the Company entered into a fifty-year lease for the Center requiring a nominal annual lease payment. The Company will provide access to the University for its use in research and the development of educational curricula related to naval architecture and marine engineering. During 1998, the Company expects to spend additional amounts in order to complete the customization of the design software to comply with the LPD-17 requirements.

               The Company also operates several other
          facilities in the vicinity of the main shipyard. The Westwego Yard is located five miles down-river from the main shipyard on 16.6 acres of land leased through July 1999 and includes facilities for the construction or repair of boats and vessels up to 450 feet in length. The Algiers Yard is located 19 miles down-river from the main shipyard on 22 acres of land leased through December 1999 and includes construction facilities used predominantly for the repair and overhaul of large ocean-going vessels. The Steel Sales operation is located on 4.4 acres of property leased on a month-to-month basis in Harvey, Louisiana, where a steel warehouse is located.
          The location has direct access to the Mississippi River via the Harvey Canal. The Modular Construction operation, located in an approximately 70,000 square foot facility on a 58 acre Company-owned site a few miles up-river from the main shipyard, consists of a complete machine shop with steel fabricating facilities.

               The Avondale Enterprises, Inc. ("AEI")
          facility is located on a Company-owned 121.5 acre site near Gulfport, Mississippi on an industrial seaway. The facility includes a 263,447 square foot manufacturing facility and a 6,300 square foot administration building. This facility was acquired in 1989 for construction of the Minehunters ("MHC") for the U.S. Navy. AEI has pledged a portion of the facility to secure a $3 million loan it entered into in 1991 to finance a portion of its 1989 acquisition debt (see Note 4 of the Notes to Consolidated Financial
          Statements). Upon the transfer of the final MHC hull to the main shipyard in December 1994, this facility became idle. During 1996 and 1997, the Company utilized the facility for the completion of the river hopper barge contract. The Company is currently utilizing the facility to support marine construction activities.

               The main facility of the Genco Industries
          Group ("Genco"), located on a Company-owned 8.7 acre site 20 miles southeast of Beaumont, Texas, was sold in November 1997. Genco also has a smaller facility that is located on a Company-owned 3.2 acre site approximately 80 miles northwest of Beaumont. This facility consists of three manufacturing/administration buildings totaling approximately 26,500 square feet. This facility has been idle since the completion of Genco's contracts in 1994 and is currently listed for sale by the Company. The Company is also exploring alternative uses.

               The Company believes that its core marine construction and repair facilities provide it with sufficient capacity to handle any business it reasonably expects to obtain in the foreseeable future. In general, the Company's productive capacity is limited less by physical facilities than by the number of employees the Company can effectively supervise. Management believes that the Company would be operating at full capacity with approximately 8,000 employees. The Company's core business currently operates with approximately 5,500 employees.

          Item 3.   Legal Proceedings.

               Environmental Proceedings.  Various
          governmental and private parties have from time to time alleged that the Company is a potentially responsible party ("PRP") with respect to certain hazardous waste sites, including, among other things, the site listed below.

               In January 1986, the Louisiana Department of
          Environmental Quality ("DEQ") advised the Company that it could be a PRP with respect to an oil reclamation site operated by an unaffiliated company in Walker, La. The Company sold to the operator a substantial portion of the waste oil that was processed at the reclamation site during the period 1978 through 1982. The Company's potential liability, if any, for cleanup of this site will be based on the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or the Louisiana Environmental Quality Act. Under these statutes, such liability is presumptively joint and several, but is typically apportioned among the responsible parties based on the volume of material sent by each to the waste site. The Company has cooperated with other PRPs to study the potential aggregate liability under these statutes. Moreover, the Company believes it has substantial defenses against liability and defenses that could mitigate the portion of liability, if any, that would otherwise be attributable to it.

               To date, the Company and certain of the other PRPs (the "Funding Group") for the site have funded the site's remediation expenses, PRP identification expenses and related costs for the participating parties. As of December 31, 1997, such costs totaled approximately $19.0 million, of which the Company has funded approximately $4.0 million. Since 1988 the Funding Group filed petitions to add a number of companies as third-party defendants with regard to the remedial action. The Funding Group has agreed to settle with the majority of these companies. All funds collected through these settlements are placed in escrow to fund future expenses. At December 31, 1997, the balance of the escrow was approximately $8.5 million, which is to be used to fund any ongoing remediation expenses. The Company will not owe any future assessments until the balance in escrow is depleted. There are additional settlements being negotiated which should add to the balance in escrow.

               Additional remedial work scheduled for the site includes completion of studies and if required by the results of these studies, subsequent remediation. Following completion of any such required additional remediation, it will be necessary to obtain Environmental Protection Agency approval to close the site, which consent may require subsequent post-closure activities such as groundwater monitoring and site maintenance for many years. The Company is not able to estimate the final costs for any such additional remedial work or post-closure costs that may be required; however, the Company believes that its proportionate share of expenditures for any additional work will not have a material impact on the Company's financial statements. In addition, the members of the Funding Group have entered into a final cost sharing agreement under which all parties have agreed that there would be no re-allocation of previous remediation costs, but that future remediation costs would be established by a formula. Under this agreement, the Company's share of future costs will not exceed 17.5% for any additional costs.

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

               In 1996, the Company settled a class action lawsuit involving alleged personal injury and property damage arising from the Walker reclamation site. Under the terms of the settlement, the Company paid approximately $6.0 million into a settlement fund. The Company could also have been responsible for payment to the plaintiffs of up to an additional $6.0 million (plus interest at 8% per annum) if the plaintiffs were unsuccessful in collecting certain claims under Avondale's insurance policies that were assigned to the plaintiff class under the settlement agreement. During the first quarter of 1997, the parties reached a settlement with the Company's insurers which does not require any further contribution by the Company.

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

          Item 4.   Submission of Matters to a Vote of
                    Security Holders.

               The Company did not submit any matters to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 1997.

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

                 Fiscal Year Ended December 31,   High       Low
                                                  ----       ----
               1996

                    First Quarter                 $18 1/8    $14

                    Second Quarter                $20 1/8    $16 7/8

                    Third Quarter                 $19 1/8    $13 7/8

                    Fourth Quarter                $22        $16 1/4

               1997

                    First Quarter                 $23 1/2    $17

                    Second Quarter                $21 3/8    $16 1/4

                    Third Quarter                 $29        $20 5/8

                    Fourth Quarter                $30        $24 3/4


               At December 31, 1997, there were 681 holders of record of the Company's Common Stock.

               The Company does not currently pay dividends on its Common Stock and no dividends were paid on the Company's Common Stock during the two years ended December 31, 1997. As discussed in Note 4 of the Notes to Consolidated Financial Statements, the terms of the Company's revolving credit agreement require bank approval for the payment of cash dividends over a specified amount.

          Item 6.   Selected Consolidated Financial Data.

          The following table contains selected consolidated financial data for the Company and its subsidiaries for each of the fiscal years in the five-year period ended December 31, 1997. The data for each of the fiscal years in the five-year period ended December 31, 1997 are derived from the consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, and the report of Deloitte & Touche LLP thereon, have been included in this Form 10-K.

                                                     Years Ended December 31,
                                         ---------------------------------------------
                                             (in thousands, except per share data)
                                          1997(2)       1996(2)      1995(2)       1994         1993(1)
                                        ---------     ---------    ---------     --------     ---------
            INCOME STATEMENT DATA:
            Continuing operations:
              Net sales                 $  613,993    $  624,929    $ 576,308    $  475,810    $  456,724
              Gross profit                  75,478        81,827       58,671        47,485        33,180
              Income from operations        43,593        36,790       26,548        16,949         3,400
              Income (loss) from
                continuing operations       26,833        30,795       28,180        13,075        (5,233)
            Income (loss) from
              discontinued operations         --            --           --          (4,552)       (3,561)
            Net income (loss)(3)            26,833        30,795       28,180         8,523        (8,794)
            Income (loss) per share
              of Common stock
              - basic & diluted:
                Continuing operations         1.85          2.13         1.95          0.90         (0.36)
                Discontinued operations        --            --           --          (0.31)        (0.25)
                Total                         1.85          2.13         1.95          0.59         (0.61)

            BALANCE SHEET DATA:
            Working capital             $  145,224    $  119,475    $  80,988    $   34,836    $   24,565
            Total assets                   375,615       362,872      316,727       273,503       302,139
            Long-term debt                  51,819        54,866       60,593        45,875        43,848
            Shareholders' equity           208,977       181,853      151,058       122,878       114,355
            CASH FLOW DATA:
            Net cash provided by
              operating activities      $   50,848    $   26,701    $  27,995    $   69,128    $   16,866
            Net cash (used for)
              provided by investing
              activities                   (13,083)      (10,449)     (16,799)      (11,931)        6,604
            Net cash (used for)
              provided by financing
              activities                    (4,957)       (5,832)      11,914       (44,978)      (27,888)
            OTHER FINANCIAL DATA:
            EBITDA(4)                   $   54,052    $   47,599    $  36,367    $   28,501    $   15,210
            OPERATIONAL DATA:
            Firm backlog                $1,802,000    $1,766,000   $1,413,000    $1,424,000    $1,268,000

            ____________________

          (1) Income statement data for 1993 has been restated to present Avondale's service contracting subsidiary as discontinued operations.
          (2) See " Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements relating to, among other things, the impact of revisions of estimated profit on previously completed shipbuilding contracts in 1997, 1996 and 1995.
          (3) Net income for the years ended December 31, 1996 and 1995 include deferred income tax benefits of $9.0 million ($.62 per share - basic and diluted) and $13.0 million ($.90 per share - basic and diluted) respectively, attributable to certain net operating loss carry forwards available to offset estimated future taxable earnings.
          (4) As used herein, EBITDA is income (loss) from operations plus depreciation and amortization. EBITDA is frequently used by securities analysts and is presented here to provide additional information about the Company's operations. EBITDA should not be considered as an alternative to net income (loss) as a measure of the Company's operating performance or as an alternative to cash flows as a measure of the Company's liquidity.

          Item 7.    Management's Discussion and Analysis of
          Financial Condition and Results of   Operations.

               The following discussion should be read in conjunction with Avondale Industries, Inc.'s (the "Company" or
          "Avondale") Consolidated Financial Statements and Notes thereto included elswhere in this Form 10-K.


          Overview

               The improvement in the Company's operating results continued during fiscal 1997 with the Company reporting record income from operations for 1997. Income from operations increased 18% above the level of the prior year while income before income taxes increased 22% compared to fiscal 1996.

               The Company's firm backlog at December 31,
          1997 was approximately $1.8 billion (including estimated contract escalation) exclusive of unexercised options aggregating approximately $1.1 billion held by the U.S. Navy (the "Navy") (including estimated contract escalation) and approximately $500 million held by a commercial customer for additional ship orders. The firm backlog includes two Navy contracts awarded in 1997, the first of which was the exercise of a previously awarded option to construct an additional Sealift ship for approximately $240 million (including estimated contract escalation). The exercise of this option represents the sixth ship which the Company has been awarded in the Sealift program. The six Strategic Sealift ships have a remaining backlog of approximately $773 million (including estimated contract escalation). In addition, the Navy holds an option to require the Company to construct a seventh Sealift vessel for an additional $240 million (including estimated contract escalation). In the first quarter of 1998, the Navy exercised a portion of this option relating to approximately $24 million for long lead time materials while the balance of the option is exercisable during the first quarter of 1999. Delivery of the first two Sealift ships is scheduled for 1998.

               As previously disclosed, in December 1996 the U.S. Navy awarded, and in April 1997 the General Accounting Office affirmed, a $641 million contract to a Company-led alliance, which includes Bath Iron Works ("Bath") and Raytheon Company ("Raytheon") (formerly Hughes Aircraft Company which later became a subsidiary of Raytheon), to design and construct the first of an anticipated twelve ships under the Navy's LPD-17 program. The contract award provides for options exercisable by the Navy for two additional LPD-17 ships to be built by the alliance. Under the terms of an agreement between the alliance members, the Company will build the ship covered under the December 1996 contract, and, if the Navy exercises the two options, the Company would construct the second and Bath would construct the third of the three LPD-17 ships to be built under the initial contract. Raytheon is responsible for total ship integration and the alliance is using an advanced three-dimensional ship design and modeling technology for the design and manufacture of the ship. In order to fairly represent its role as the prime contractor under the LPD-17 contract, the Company is required to report in its financial statements as sales and cost of sales the entire contract amount for each vessel in the LPD-17 program constructed by the alliance. Under the subcontracting agreements entered into between the Company and each of Bath and Raytheon, the award fees that can be earned under the LPD-17 contract are distributable among the alliance members in proportion to each member's performance and participation in the construction of the vessel for which the award was granted. To the extent that the Company's revenues include costs incurred and award fees paid to the other alliance members, such revenues will be recorded with no operating profit margin. For additional information on the terms of the LPD-17 contract award, the relationship between the members of the alliance and certain accounting considerations, see "Business - Overview."

               Also included in the firm backlog is the largest commercial contract ever awarded to Avondale. In June 1997, the Company was awarded a $332 million contract for the construction of two 125,000 DWT crude oil carriers for the Jones Act Trade to be built with double hulls in compliance with the Oil Pollution Act of 1990. The contract also provides options exercisable by the customer for three additional ships. Delivery of the first ship is scheduled for the first quarter of 2000.

               Vessel deliveries in fiscal 1997 include a MHC-51 Class Coastal Minehunter, representing the fourth and final Minehunter constructed by the Company for the Navy. Additionally, during 1997, the Company delivered the final three vessels in a contract to retrofit four commercial tankers with double-hulled forebodies and the remaining river hopper barges. Vessel deliveries expected in fiscal 1998 include the LSD-CV 52 and the first two Strategic Sealift vessels.

               The Company's operating results projected for 1998 are expected to be principally related to the Strategic Sealift, the Icebreaker and the LPD-17 contracts, while results projected for 1999 are expected to reflect primarily the Sealift, LPD-17 and ARCO product tanker contracts. Except for the LPD-17 contract, the Company records profits under the percentage-of-completion method of accounting based on direct labor charges. See "Business - Overview". Although the Company generally does not begin to record profits on its contracts until contract performance is sufficient to estimate final results with reasonable accuracy, actual profits taken with respect to such contracts may be affected if the Company is required in the future to revise its estimate of the cost to complete one or more of such contracts.

               As previously disclosed, certain of the
          Company's operations closed in 1994 with the completion of their respective contracts. Two of these facilities were sold (one in December 1996 and one in November 1997) and the one remaining facility is currently offered for sale. With respect to the remaining property, the Company currently is not aware of any material environmental liabilities to be incurred for site restoration, post-closure monitoring commitments or other exit costs.

          Results of Operations

               1997 vs. 1996. The Company recorded net income of $26.8 million, or $1.85 per share basic and diluted, for 1997 compared to $30.8 million, or $2.13 per share basic and diluted, for 1996. Net income for 1996 included an income tax benefit of $9.0 million, or $0.62 per share basic and diluted, which recognized, for financial reporting purposes, the benefit of certain net operating loss carry forwards available to offset estimated future earnings. No similar benefit was recorded in 1997.

               Income from operations for 1997 increased
          $6.8 million, or 18%, compared with 1996. This improvement is primarily reflected by operating profits recognized on the contracts to construct the six Strategic Sealift ships, the Icebreaker and the LSD-CV 52. Profit recognition began in 1996 for the Sealift and 1997 for the Icebreaker as contract progress was not sufficient to begin profit recognition until that time. Also contributing to the improved operating results during 1997 were operating profits of $7.8 million generated by the Company's marine repair, modular construction and wholesale steel operations.

               These operating profits were offset, in part, by operating losses recorded on two commercial marine construction contracts. During 1997, Avondale recorded additional losses of $4.3 million on the contract to retrofit four single-hulled commercial tankers with new double-hulls (the last of which was delivered in September
          1997), and an additional $1.5 million loss on the contract to construct 100 river hopper barges (the last of which was delivered in November 1997). These losses resulted primarily from increases in the estimated labor needed to complete the contracts.

               Net sales for 1997 decreased $10.9 million, or 2%, to $614.0 million compared to $624.9 million for 1996. The decrease in 1997 net sales was due primarily to a reduction in production activity associated with contracts that are at or near completion. The Company recorded decreased net sales on the contract to retrofit four single-hulled commercial tankers with new double hulls and the contracts to construct the seven T-AOs (the last of which was delivered in May 1996), the four MHCs (the last of which was delivered in January 1997), the LSD-CV 52 (expected to be delivered in February 1998) and the three LSD-CVs (the last of which was delivered in March 1996). These decreases were partially offset by increased net sales recorded on the contracts to construct the six Strategic Sealift ships (the first of which is expected to be delivered in 1998), the LPD-17 (expected to be delivered in 2002), the Icebreaker (scheduled for delivery in 1999) and the two 125,000 DWT double-hulled crude oil carriers (the last of which is scheduled for delivery in 2000). The contracts to construct the six Strategic Sealift ships, the LPD-17, the Icebreaker and the two double-hulled crude oil carriers collectively accounted for 75% of the Company's 1997 net sales.

               Gross profit for 1997 decreased $6.3 million, or 8% compared to 1996. This decrease is primarily attributable to the early stages of construction of the majority of the Company's contracts in progress. The Company does not begin profit recognition until final results can be estimated with reasonable accuracy. Refer to Note 1 of the Notes to Consolidated Financial Statements, contained elsewhere in this Form 10-K, for a discussion of the Company's policies and procedures for revenue recognition. In addition, the LPD-17 and the two double-hulled crude oil carriers are in the initial stages of contract performance which result in significant engineering design and material acquisition costs recognized without any operating margins. As a result of the factors discussed herein, contracts which account for a majority of the Company's 1997 net sales have little or no operating margins recognized.

               Selling, general and administrative ("SG&A") expenses decreased $13.2 million, or 29%, for 1997 compared to 1996. The overall decrease in SG&A expenses was due primarily to a decrease in proposal preparation and related costs compared with those recorded in 1996 in connection with the preparation of the successful LPD-17 proposal.

               In June 1997, the Financial Accounting
          Standards Board ("FASB") issued Statement of
          Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company is required to adopt both standards for fiscal 1998. Refer to Note 1 of the Notes to Consolidated Financial Statements, contained elsewhere in this Form 10-K, for a discussion of SFAS 130 and SFAS
          131. Management believes that the implementation of SFAS 130 and SFAS 131 will not have a material impact on the presentation of the Company's financial statements but may require additional disclosure.

               In accordance with the U.S. Securities and Exchange Commission's Staff Legal Bulletin No. 5, the Company has assessed both the cost of addressing and the costs or the consequences of incomplete or untimely resolution of the Year 2000 issue and has determined that it is not material to the Company's business, operations or financial condition.

               1996 vs. 1995. The Company recorded net income of $30.8 million, or $2.13 per share basic and diluted, for 1996 compared to $28.2 million, or $1.95 per share basic and diluted, for 1995 representing an increase of 9% in net income over the prior year. Net income for 1996 and 1995 include income tax benefits of $9 million, or $0.62 per share basic and diluted, and $13 million, or $0.90 per share basic and diluted, respectively, as discussed below. Also included in 1996 and 1995 net income are $4.4 million, or $0.30 per share, basic and diluted,and $4.5 million, or $0.31 per share basic and diluted, respectively, reductions of a previously recognized loss which was recorded in prior years on the contract to construct three LSD-CVs. The reductions were due primarily to revisions of the total estimated contract cost as it neared completion.

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

               These profits were offset, in part, by losses recorded on two commercial marine construction contracts. The Company recognized an $8.5 million loss on the contract to construct river hopper barges, primarily representing costs incurred in connection with the Company's entry into this competitive market. In addition, the Company recorded a $20 million loss with respect to the contract to retrofit four single-hulled commercial tankers with new double hulls. This loss resulted from several factors, the most important of which related to certain modifications to the hull design that were required in order to comply with American Bureau of Shipbuilding standards after construction had been commenced by the Company in order to respond to a significantly compressed construction schedule caused by the customer's delay in obtaining financing. In addition, this project was commenced prior to the time that the Company's new automated production facility had become fully operational, and therefore did not benefit from the efficiencies which would have been realized from the completed factory.
          Finally, the pre-delivery testing of the first vessel revealed a condition which required certain modifications causing the Company to incur incremental costs.

               The impact of these losses was mitigated by the fact that these contracts absorbed a substantial amount of operating expenses which, in the absence of these contracts, would have been allocated to other contracts. In addition, these contracts have been important in the Company's reemergence in the competitive commercial marine construction markets. The tanker contract has also enabled the Company to construct four forebodies which are patterned after the forebody of Avondale's standard tanker, providing experience in constructing this portion of the vessel, enabling the Company to refine the design and construction techniques, and furthering the Company's progress toward achieving its stated goal of a more balanced mix of military and commercial work. The first double-hulled tanker was delivered on October 3, 1996 while the second hull was delivered January 16, 1997. The remaining vessels are scheduled to be delivered in May and September 1997.

               The Company's net sales in 1996 increased
          $48.6 million, or 8%, as compared to the prior year. The increase in 1996 net sales was due primarily to increases in sales revenues recognized on the contracts to construct the first five Sealift ships, the Icebreaker and the forebodies for four double-hulled product tankers, which collectively accounted for 63% of the Company's 1996 net sales revenue. The increase in net sales was partially offset by reductions in sales revenues recognized on the contracts to construct the three LSD-CVs (the last of which was delivered in March 1996), LSD-CV 52 (scheduled for completion in November 1997), the seven T-AOs (the last of which was delivered in May 1996) and four MHCs (the third of which was delivered in July 1996 and the last vessel which was delivered in January 1997). The increase in 1996 net sales was also partially offset by reduced net sales recorded on paddle-wheeled gaming vessels (the last of which was delivered in 1995). The contracts to construct the three LSD-CVs, the LSD-CV 52, the seven T-AOs and four MHCs collectively accounted for 24% of the Company's 1996 net sales revenue.

               Gross profit for 1996 increased $23.2
          million, or 39%, compared to 1995. The increase in 1996 gross profit was due primarily to profits recognized on the contract to construct the LSD-CV 52 and the seven T-AOs. Also contributing to the increase in gross profit was the start of profit recognition on the contract to construct the Strategic Sealift vessels. The increase in gross profit was partially offset by the losses recorded on the barge and forebody contracts discussed above.

               Selling, general and administrative ("SG&A") expenses increased $12.9 million, or 40%, for 1996 compared to 1995. The overall increase in SG&A expenses was due primarily to increased labor costs, professional fees and related costs associated with the Company's successful LPD-17 proposal.

               The Company's 1996 and 1995 operating results include income tax benefits of $9 million, or $0.62 per share basic and diluted, and $13 million, or $0.90 per share basic and diluted, respectively. As further discussed in Note 6 of the Notes to Consolidated Financial Statements, these amounts were principally the result of recognizing, for financial reporting purposes, income tax benefits from certain net operating loss carry forwards available to offset estimated future taxable earnings. In 1996 and 1995, the $9 million and $13 million respective tax benefits were offset by income tax provisions of $12.7 million and $8.6 million related to 1996 and 1995 operating results, respectively.

               Statement of Financial Accounting Standards
          No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and has adopted the disclosure-only provisions of SFAS
          123. Implementation of the provisions of SFAS 123 had no material effect on the financial statements.

          Liquidity and Capital Resources

               The Company's cash and cash equivalents
          totaled $81.8 million at December 31, 1997 as compared to $48.9 million at December 31, 1996. The Company's operating activities represented a significant source of cash during 1997, generating approximately $50.8 million. The Company's primary uses of cash in the current year consisted of capital expenditures of $13.6 million and principal payments on long-term borrowing of $5.0 million.

               The Company's $65 million revolving credit agreement ("the agreement") provides liquidity for working capital purposes, capital expenditures and letters of credit. At December 31, 1997, there were approximately $11.3 million of letters of credit issued against the agreement leaving approximately $53.7 million of liquidity available to Avondale for operations and other purposes. There have been no borrowings under the agreement since its inception in 1994. Continuing access to the agreement is conditioned upon the Company remaining in compliance with the covenants contained therein. At December 31, 1997, the Company was in compliance with such covenants.
          The Company believes that its capital resources will be sufficient to finance current and projected operations.

               In order to comply with the terms of the LPD-17 contract, the Company was required to make significant capital improvements, including enhancing its computer-aided design and product modeling capabilities. As a result, the Company teamed with the University of New Orleans (the "University" or "UNO"), the University of New Orleans Research and Technology Foundation, Inc. (the "Foundation") and the State of Louisiana in a cooperative effort. Pursuant to the terms of various agreements, the Foundation is purchasing hardware and software required to implement the extensive three-dimensional ship design and Integrated Product Data Environment teaming technology and is constructing a 200,000 square foot building on property donated to the University by the Company and located adjacent to the Company's main shipyard. This facility is expected to be completed during the second quarter of 1998. The initial $40 million investment in this new technology and facility, which will be known as the "UNO/Avondale Maritime Technology Center of Excellence" (the "Center"), is being financed by the Foundation using third party debt and lease financing, both of which are guaranteed by the Company. The Company has entered into a long-term lease for the Center requiring a nominal annual lease payment. The Company will provide access to the technology and a portion of the Center to the University for its use in research and the development of educational curricula related to naval architecture and marine engineering. During 1998, the Company expects to spend additional amounts in order to complete the customization of the design software to comply with the LPD-17 requirements.

               The Foundation is the borrower on all
          indebtedness incurred to construct and equip the Center. Under the terms of a Cooperative Endeavor Agreement, the State of Louisiana made a non-binding commitment to appropriate $40 million, plus interest, in installments over a period from 1997 through 2007 for donation to the Foundation for purposes of funding the Center. Avondale and the Foundation anticipate that appropriations by the State will be sufficient for the Foundation to service its debt. However, if the State's appropriations are insufficient, Avondale will ultimately be required to repay the debt. The Company's guarantee is unsecured. As of December 31, 1997, the Foundation had incurred $15.3 million of cost to construct and equip the Center. Also, as of December 31, 1997, the State had appropriated and paid $3.8 million, representing the first installment to the Foundation, pursuant to the terms of the Cooperative Endeavor Agreement.

               The Company's estimated income tax credit carry forward was $5.3 million at December 31, 1997. This amount, plus $3.0 million of alternative minimum tax credits will be used to reduce the income tax liabilities for 1998 and later years. The $1.95 million of cash paid in 1997 for income taxes reflects payments for alternative minimum tax. The income tax credit carry forward will expire in years 2000 through 2012. The alternative minimum tax credits may be carried forward indefinitely.

          Cautionary Statement for Purposes of "Safe Harbor"
          Provisions of the Private Securities Litigation
          Reform Act of 1995

               Certain statements, other than statements of historical fact, contained in this Annual Report on Form 10-K are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally accompanied by such terms and phrases as "anticipates," "estimates," "expects," "believes," "should," "projects," or "scheduled," or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include the Company's reliance on U.S. Navy contracts, profit recognition on government contracts, the importance of obtaining commercial contracts, the Company's ability to complete its contracts within its cost estimates, intense competition for government and commercial contracts and labor, regulatory and other risks in the shipbuilding and marine construction industries. All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph.

          Item 8.    Financial Statements and Supplementary
          Data.
                      See next consecutive numbered page.

          INDEPENDENT AUDITORS' REPORT

          To the Board of Directors and Shareholders of Avondale Industries, Inc.:

          We have audited the accompanying consolidated balance sheets of Avondale Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avondale Industries, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



          /S/ DELOITTE & TOUCHE LLP
              New Orleans, Louisiana
              February 20, 1998

                      AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (dollars in thousands)

                                                                   December 31,
                                                               1997           1996
            ASSETS                                           --------       --------
            ------
            Current Assets:
            Cash and cash equivalents                        $ 81,752       $ 48,944
            Receivables (Note 2)                              101,746        119,139
            Inventories (Note 3)                               23,226         21,785
            Deferred tax assets (Note 6)                       23,253         30,157
            Prepaid expenses and other current assets           2,891          2,465
                                                             --------       --------
            Total current assets                              232,868        222,490
                                                             --------       --------
            Property, Plant and Equipment (Note 4):
            Land                                                7,843          7,984
            Buildings and improvements                         55,917         55,251
            Machinery and equipment                           200,777        191,376
                                                             --------       --------
            Total                                             264,537        254,611
            Less accumulated depreciation                    (134,481)      (127,009)
                                                             --------       --------
            Property, plant and equipment - net               130,056        127,602
                                                             --------       --------
            Goodwill - net                                      5,357          8,073
            Other assets                                        7,334          4,707
                                                             --------       --------
            TOTAL ASSETS                                     $375,615       $362,872
                                                             ========       ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
            Current Liabilities:
            Current maturities of long-term debt (Note 4)    $  3,047       $  4,957
            Accounts payable                                   59,548         73,589
            Accrued employee compensation                      13,198         11,919
            Other                                              11,851         12,550
                                                             --------       --------
            Total current liabilities                          87,644        103,015
            Long-term debt (Note 4)                            51,819         54,866
            Deferred income taxes (Note 6)                     13,400         10,300
            Other liabilities and deferred credits             13,775         12,838
                                                             --------       --------
            Total liabilities                                 166,638        181,019
                                                             --------       --------

            Commitments and Contingencies (Notes 5 and 9)

            Shareholders' equity (Note 8):
            Common stock, $1.00 par value;
              authorized - 30,000,000 shares;
              issued - 15,956,227 shares in 1997
              and 15,927,191 shares in 1996                    15,956         15,927
            Additional paid-in capital                        374,173        373,911
            Accumulated deficit                              (169,296)      (196,129)
                                                             --------       --------
            Total                                             220,833        193,709
            Treasury stock (1,463,016 shares in 1997
              and 1996) at cost                               (11,856)       (11,856)
                                                             --------       --------
            Total shareholders' equity                        208,977        181,853
                                                             --------       --------
            TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                           $375,615       $362,872
                                                             ========       ========

            See Notes to Consolidated Financial Statements.

                               AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands, except per share data)

                                                                          Years ended December 31,
                                                                       1997         1996         1995
                                                                     --------     --------     --------
            Net sales (Note 2)                                       $613,993     $624,929     $576,308
            Cost of sales                                             538,515      543,102      517,637
                                                                     --------     --------     --------
            Gross profit                                               75,478       81,827       58,671
            Selling, general and administrative expenses               31,885       45,037       32,123
                                                                     --------     --------     --------
            Income from operations                                     43,593       36,790       26,548
            Interest expense                                           (4,804)      (4,986)      (4,842)
            Other - net                                                 3,294        2,691        2,074
                                                                     --------     --------     --------
            Income before income taxes                                 42,083       34,495       23,780
            Income tax provision (benefit) (Note 6)                    15,250        3,700       (4,400)
                                                                     --------     --------     --------
            NET INCOME                                               $ 26,833     $ 30,795     $ 28,180
                                                                     ========     ========     ========

            Income per share of common stock (Note 8)
            INCOME PER SHARE OF COMMON STOCK-BASIC                   $   1.85     $   2.13     $   1.95
                                                                     ========     ========     ========
            INCOME PER SHARE OF COMMON STOCK-DILUTED                 $   1.85     $   2.13     $   1.95
                                                                     ========     ========     ========


            Weighted average number of shares outstanding - basic      14,491       14,464       14,464
                                                                     ========     ========     ========
            Weighted average number of shares outstanding - diluted    14,524       14,479       14,474
                                                                     ========     ========     ========

           See Notes to Consolidated Financial Statements.

                      AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             Years ended December 31, 1995, 1996 and 1997
                                            (in thousands)

                                                       Additional                                     Total
                                           Common       Paid-In    Accumulated     Treasury       Shareholders'
                                           Stock        Capital      Deficit         Stock           Equity
                                          --------    ---------     ----------      ---------      ---------
             BALANCE, JANUARY 1, 1995     $ 15,927    $ 373,911     $ (255,104)     $ (11,856)     $ 122,878
             Net income                                                 28,180                        28,180
                                          --------    ---------     ----------      ---------      ---------
             BALANCE, DECEMBER 31, 1995     15,927      373,911       (226,924)       (11,856)       151,058
             Net Income                                                 30,795                        30,795
                                          --------    ---------     ----------      ---------      ---------
             BALANCE, DECEMBER 31, 1996     15,927      373,911       (196,129)       (11,856)       181,853
             Net Income                                                 26,833                        26,833
             Other                              29          262                                          291
                                          --------    ---------     ----------      ---------      ---------
             BALANCE, DECEMBER 31, 1997   $ 15,956      374,173     $ (169,296)     $ (11,856)     $ 208,977
                                          ========    =========     ==========      =========      =========

             See Notes to Consolidated Financial Statements.

                                AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)

                                                                           Years ended December 31,
                                                                        1997         1996        1995
                                                                      --------    --------    --------
            CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                                $ 26,833    $ 30,795    $ 28,180
            Adjustments to reconcile net income to net
              cash provided by operating activities:
              Depreciation and amortization                             10,459      10,809       9,819
              Deferred income taxes                                     12,198       3,700      (5,900)
              (Gain) loss on sale of assets                                598       3,135        (813)
              Change in operating assets and liabilities,
                net of dispositions:
              Receivables                                               17,393     (25,955)     (9,674)
              Inventories                                               (1,441)     (6,496)        296
              Prepaid expenses and other assets                         (3,053)       (150)      2,952
              Accounts payable                                         (14,041)      8,072       4,600
              Accrued employee compensation and other liabilities        1,517       3,660      (3,470)
              Other - net                                                  385        (869)      2,005
                                                                      --------    --------    --------
            Net cash provided by operating activities                   50,848      26,701      27,995
                                                                      --------    --------    --------
            CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                       (13,593)    (13,830)    (21,290)
            Proceeds from sale of assets                                   510       2,998       3,248
            Other - net                                                   --           383       1,243
                                                                      --------    --------    --------
            Net cash used for investing activities                     (13,083)    (10,449)    (16,799)
                                                                      --------    --------    --------
            CASH FLOWS FROM FINANCING ACTIVITIES:
            Payment of long-term borrowings                             (4,957)     (5,832)     (5,866)
            Proceeds from issuance of long-term borrowings (Note 4)       --          --        17,780
                                                                      --------    --------    --------
            Net cash (used for) provided by financing activities        (4,957)     (5,832)     11,914
                                                                      --------    --------    --------
            NET INCREASE IN CASH AND CASH EQUIVALENTS                   32,808      10,420      23,110
            CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              48,944      38,524      15,414
                                                                      --------    --------    --------
            CASH AND CASH EQUIVALENTS AT END OF YEAR                  $ 81,752    $ 48,944    $ 38,524
                                                                      ========    ========    ========
            SUPPLEMENTAL CASH FLOW DISCLOSURES:
            Cash paid during the year for:
            Interest (net of amounts capitalized)                     $  5,093    $  5,207    $  5,255
                                                                      ========    ========    ========
            Income taxes paid                                         $  1,950    $  1,760    $    945
                                                                      ========    ========    ========
            Noncash investing and financing activities:
            Note issued in litigation settlement                                              $  2,000
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

          Revenue Recognition

               Profits on long-term contracts are generally recorded on the basis of the Company's estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where contract performance is sufficient to estimate final results with reasonable accuracy. Estimates of the percentage of completion are based on direct labor charges. Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts requiring the revisions become known. Amounts in excess of agreed upon contract price for customer caused delays, disruptions, unapproved change orders or other causes of additional contract costs are recognized in contract value if it is probable that the claim for such amounts will result in additional revenue and the amount can be reasonably estimated. Profits on long-term cost-plus-award fee contracts are recognized as the aggregate of allowable costs reimbursed and award fees earned exceed total costs incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined.

          Statements of Cash Flows

               For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          Fair Value Disclosures

               Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the fair value of all significant financial instruments. The estimated fair value amounts have been developed by the Company based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, such estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After such analysis, management believes that the carrying values of the Company's significant financial instruments including cash and cash equivalents, short-term investments, receivables, payables and certain accrued liabilities approximate fair values. The fair value of the Company's long-term debt at December 31, 1997 and 1996, based upon available market information, approximated $60.9 million and $65.5 million, respectively.

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

          Property, Plant and Equipment

               Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is computed in the financial statements on the straight-line method based on estimates of useful lives as follows:

                              Type                    Period
                    --------------------------     -----------
                    Machinery and equipment        3-20 years
                    Buildings and improvements     15-40 years

               Accelerated  depreciation  methods  are  generally  used for income tax purposes. Maintenance and repairs are charged directly to expense as incurred. Additions, improvements and major renewals are capitalized. Interest costs for the construction of certain long-term assets are capitalized as part of the cost of property, plant and equipment and amortized over the related assets' useful lives. Interest costs capitalized in fiscal 1997, 1996 and 1995 approximated $519,000, $759,000 and $1.2 million, respectively.

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

               Accumulated amortization at December 31, 1997 and 1996 amounted to $75.5 million and $75.0 million, respectively.

          Income Taxes

               The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income taxes are provided in the financial statements, where necessary, to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. The temporary differences result principally from the use of different methods of accounting for depreciation, long-term contracts and certain employee benefits.

          Stock-Based Compensation

               Statement   of   Financial  Accounting  Standards  No.  123,
          "Accounting for Stock-Based Compensation" ("SFAS 123") encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and has adopted the disclosure-only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 8.

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

          New Accounting Standards

               During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 provides guidance for the presentation and display of comprehensive income. SFAS 131 establishes standards for disclosure of operating segments, products, services, geographic areas and major customers. The Company is required to adopt both standards for fiscal 1998. Management believes that the implementation of SFAS 130 and SFAS 131 will not have a material impact on the presentation of the Company's financial statements but may require additional disclosure.


          Reclassifications

               Certain reclassifications of prior year amounts have been made to conform to the current year presentation. These reclassifications were made for comparative purposes only and have no effect on net income as previously reported.

          2.  Receivables

          Receivables consisted of the following at December 31, 1997 and 1996 (in thousands):

                                                                    1997           1996
                                                                  --------       --------

          Long-term contracts:
             U.S. Government:
               Amounts billed                                     $    967       $    859
               Unbilled costs, including retentions, and
                 estimated profits on contracts in progress         80,041         90,325
                                                                  --------       --------
               Total                                                81,008         91,184

             Commercial:
               Amounts billed                                        4,180          7,274
               Unbilled costs, including retentions, and
                 estimated profits on contracts in progress          8,543         14,681
                                                                  --------       --------
             Total from long-term contracts                         93,731        113,139
          Trade and other current receivables                        8,015          6,000
                                                                  --------       --------
             Total                                                $101,746       $119,139
                                                                  ========       ========

               Unbilled costs, including retentions, and estimated profits on contracts in progress were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated profits at December 31, 1997, approximately $20.2 million is expected to be collected in 1998 with the balance to be collected in subsequent years as contract deliveries are made and warranty periods expire. Net sales to the United States Government in 1997, 1996, and 1995 account for approximately 83%, 77% and 74% of the net sales, respectively.

               Costs  and  estimated  profits   (losses)  on  contracts  in
          progress at December 31, 1997 and 1996 were as follows (in thousands):

                                                                   1997           1996
                                                                ----------     ----------
          Costs incurred on contracts in progress               $2,786,024     $3,026,965
          Estimated profits recognized on contracts in progress    135,701         92,080
          Estimated losses recognized on contracts in progress     (34,323)       (58,600)
                                                                ----------     ----------
          Total                                                  2,887,402      3,060,445
          Less billings to date                                 (2,801,829)    (2,956,710)
                                                                ----------     ----------
          Net value of contracts in progress                    $   85,573     $  103,735
                                                                ==========     ==========

          Net value of contracts in progress was comprised of the following amounts (in thousands):

                                                                    1997           1996
                                                                  --------       --------
          Unbilled costs and estimated profits
            on contracts in progress
            (included in receivables)                             $ 88,584       $105,006
          Billings in excess of costs and estimated
            profits on contracts in progress
            (included in accounts payable)                          (3,011)        (1,271)
                                                                  --------       --------
          Total                                                   $ 85,573       $103,735
                                                                  ========       ========

               The estimated losses on contracts in progress of $34.3 million and $58.6 million included in the net value of contracts in progress at December 31, 1997 and 1996, respectively, are related to certain contracts which were delivered through 1997. During 1997 and 1996, the Company recorded increases of $5.8 million and $28.5 million, respectively in the reserves related to the contracts to retrofit the four single-hulled forebodies with new double hulls and to construct the series of river hopper barges. The losses resulted primarily from increases in the estimated labor needed to complete these contracts. Additionally, in 1996, the Company recorded a reduction of $4.4 million of a previously recognized loss due primarily to a revision of the total estimated contract cost as it neared completion.

          3.  Inventories

          Inventories consisted of the following at December 31, 1997 and 1996 (in thousands):

                                                                    1997           1996
                                                                  --------       --------
          Goods held for sale                                     $ 14,915       $ 13,184
          Materials and supplies                                     8,311          8,601
                                                                  --------       --------
          Total                                                   $ 23,226       $ 21,785
                                                                  ========       ========

          4.  Financing Arrangements

          Revolving Credit Agreement

               The Company has available an unsecured revolving credit agreement ("the agreement") with various financial institutions. The agreement provides for an available line of credit equal to the lesser of $65 million or a specified borrowing base with a term expiring in April 2000. A committment fee based on the average daily amount of the unused line of credit is payable on a quarterly basis. Borrowings under the agreement bear interest at fluctuating rates. The agreement (1) requires the Company to meet certain financial covenants (relating to net worth, debt coverage, interest coverage and backlog), (2) imposes limitations and restrictions related to annual capital expenditures, the incurrence of new indebtedness, the payment of dividends and the repurchase of common stock and (3) requires compliance with the terms and conditions of all other debt agreements. The agreement also provides the Company with the right to require the bank group to post letters of credit on the Company's behalf in support of its operations which letters of credit reduce the remaining available credit (see Note 9). There were no borrowings in 1997 and 1996 under the revolving credit agreement.

          Long-Term Debt

          Long-term debt consisted of the following at December 31, 1997 and 1996 (in thousands):

                                                                  1997           1996
                                                                --------       --------
          Industrial revenue bonds                              $ 35,360       $ 36,250
          Mortgage bonds, interest at 8.16%, payable
            in semi-annual principal installments to 2010         15,408         16,594
          Mortgage bonds,interest at 7.86%, payable in
            semi-annual principal installments to 2000             2,328          3,104
          General obligation industrial bonds, interest at
            7%, payable in annual installments to 2008             1,770          1,875
          Other long-term debt                                       --           2,000
                                                                --------       --------
          Total                                                   54,866         59,823
          Less current maturities of long-term debt               (3,047)        (4,957)
                                                                --------       --------
          Long-term debt                                        $ 51,819       $ 54,866
                                                                ========       ========

               The $35.4 million of industrial revenue bonds represent Series 1994 bonds which consist of (1) $5.5 million bearing interest at 8.25% and payable in annual principal installments ranging from $600,000 in 1998 to final payment of $985,000 in 2004 and (2) $29.9 million bearing interest at 8.50% and payable in annual principal installments ranging from $370,000 in 1998 to a final payment of $3.8 million in 2014. The Series 1994 bonds are secured by certain property and equipment which had a net book value of approximately $20.4 million at December 31, 1997. Among other things, the terms and conditions of the Series 1994 bonds
          (1) require the Company to meet certain financial covenants (relating to net worth, debt and debt service coverage and liquidity), (2) impose limitations and restrictions related to the incurrence of new indebtedness and the payment of dividends, and
          (3) require compliance with the terms and conditions of other specified debt agreements.

               The $15.4 million of mortgage bonds represent the remaining balance of $17.8 million of bonds issued in February 1995 as part of the financing of the Company's approximately $20 million plant modernization effort. The bonds were issued utilizing a U.S. Government guarantee under Title XI of the Merchant Marine Act, 1936, as amended ("Title XI"), bear interest at the annual rate of 8.16% and are payable in equal semi-annual principal payments of $593,000 with the final payment in 2010. The terms of the financing include various restrictive covenants including provisions relating to the maintenance of working capital, incurrence of additional indebtedness, and the maintenance of a minimum net worth. The plant modernization assets having a net book value of approximately $19.5 million at December 31, 1997 have been pledged as collateral for these mortgage bonds.

               The  $2.3 million of mortgage  bonds  at  December  31,  1997 represent the balance of an earlier mortgage bond issue which also utilized a Title XI guarantee. The terms of the financing provide for an annual interest rate of 7.86% and contain various restrictive covenants similar to those for the $17.8 million of Title XI mortgage bonds discussed above. These bonds are payable in equal semi-annual principal payments of $388,000 and mature in the year 2000. Property, plant and equipment having a net book value of approximately $12.5 million at December 31, 1997 has been pledged as collateral for these mortgage bonds.

          Annual maturities of long-term debt for each of the next five years and in total thereafter follow (in thousands):

                             1998                $  3,047
                             1999                   3,137
                             2000                   3,237
                             2001                   2,571
                             2002                   2,686
                             Thereafter            40,188
                                                 --------
                             Total               $ 54,866
                                                 ========

          5.  Leases

               The Company leases equipment and real property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Certain of the leases provide for renewal privileges with escalation of the lease payments based on changes in selected economic indices.

               Rental expense for operating leases was $6.1 million, $9.0 million and $6.3 million in 1997, 1996 and 1995, respectively.

               Minimum rental commitments under leases having an initial or remaining noncancelable term in excess of twelve months follow (in thousands):

                             1998                $  3,111
                             1999                   2,191
                             2000                   1,118
                             2001                      94
                             2002                     --
                                                 --------
                             Total               $  6,514
                                                 ========

          6.  Income Taxes

               Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires the use of the asset and liability approach for financial accounting and reporting for income taxes.

                  The Company has provided for Federal income taxes as follows (in thousands):

                                                                       YEARS ENDED DECEMBER 31,
                                                                   1997          1996          1995
                                                                --------      --------      --------
            Current provision                                   $  3,052      $  1,100      $  1,500
            Deferred provision                                    12,198        11,600         7,100
            Deferred benefit attributable to the realization
              of net operating loss carryforwards                    --         (9,000)      (13,000)
                                                                --------      --------      --------
            Provision (benefit) for income taxes                $ 15,250      $  3,700      $ (4,400)
                                                                ========      ========      ========

                  The  provision  (benefit)  for  income  taxes  varied  from the Federal statutory income tax rate due to the following (dollars in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                     1997                   1996                    1995
                                                 Amount     %          Amount      %           Amount     %
                                                --------   ---        --------    ---         --------   ---
            Taxes at Federal statutory rate     $ 14,729    35        $ 12,073     35         $  8,323    35
            Net operating loss
              carry forwards utilized                --     --          (9,000)   (26)         (13,000)  (55)
            Other                                    521     1             627      2              277     1
                                                --------   ---        --------    ---         --------   ---
            Total                               $ 15,250    36         $ 3,700     11         $ (4,400)  (19)
                                                ========   ===        ========    ===         ========   ===


               At December 31, 1997 the Company has available for Federal income tax purposes a tax credit carry forward of $5.3 million. The income tax credit carry forward expires in the years 2000 through 2012. Additionally, the Company has $3.0 million of alternative minimum tax credits which may be carried forward indefinitely.

               Deferred income taxes represent the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases, and (b) operating loss and tax credit carry forwards. The tax effects of significant items comprising the Company's net deferred tax balances at December 31, 1997 and 1996 are as follows (in thousands):

                                                                           1997           1996
                                                                         --------       --------
                Deferred Tax Liabilities:
                Differences between book
                  and tax basis of property, plant and equipment         $ 25,566       $ 24,753
                Other                                                         818            976
                                                                         --------       --------
                  Total                                                    26,384         25,729
                                                                         --------       --------
                Deferred Tax Assets:
                Reserves not currently deductible                           3,795          4,417
                Long-term contracts                                        18,710         18,844
                Other temporary differences                                 6,126          4,761
                Operating loss carry forwards                                 --          10,211
                Tax credit carry forwards                                   8,289          8,036
                                                                         --------       --------
                                                                           36,920         46,269
                Valuation Allowance                                          (683)          (683)
                                                                         --------       --------
                  Total                                                    36,237         45,586
                                                                         --------       --------
                Net deferred tax assets                                  $  9,853       $ 19,857
                                                                         ========       ========

               The net deferred tax assets are included in the following balance sheet captions (in thousands):

                                                                           1997           1996
                                                                         --------       --------

                Current deferred tax assets                              $ 23,253       $ 30,157
                Non-current deferred income tax liabilities               (13,400)       (10,300)
                                                                         --------       --------
                Net deferred tax assets                                  $  9,853       $ 19,857
                                                                         ========       ========

            7.  Retirement Plans

          ESOP

             In 1985, the Company established the Avondale Industries, Inc. Employee Stock Ownership Plan (the "ESOP"). The ESOP is a qualified, defined contribution plan designed primarily to invest in equity securities of the Company and is specifically authorized to leverage its acquisition of these securities. The ESOP is intended to cover all employees of the Company upon completion of one year of service, except certain employees who are covered by collective bargaining agreements, unless, by the terms of such agreements, the employees are to participate in the ESOP. The ESOP owned approximately 2,835,000 and 2,980,000 shares of the Company's Common Stock at December 31, 1997 and 1996, respectively. In February 1996, the ESOP sold 3,581,100 shares of the Company's common stock. The Company did not receive any of the proceeds from this public offering.

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

             The net periodic  pension cost for the years ended December 31,
          1997,  1996  and  1995  included   the  following  components  (in
          thousands):

                                                                  1997         1996         1995
                                                                 -------      -------      -------
            Service costs of the current period                  $ 2,800      $ 3,700      $ 3,300
            Interest cost on the projected benefit obligation      3,500        3,700        4,200
            Actual return on plan assets                          (5,100)      (4,600)      (3,600)
            Net amortization of transition liability and
              deferred investment (loss) gain                       (900)        (400)         300
                                                                 -------      -------      -------
            Net periodic pension cost                            $   300      $ 2,400      $ 4,200
                                                                 =======      =======      =======

                  The following table sets forth the pension plan's estimated funded status as of December 31, 1997 and 1996 (in thousands):

                                                                    1997         1996
                                                                  --------     --------
            Projected benefit obligation:
              Vested benefits                                     $ 40,800     $ 38,800
              Nonvested benefits                                       500          400
                                                                  --------     --------
              Accumulated benefit obligation                        41,300       39,200
              Effect of projected future compensation levels         4,700        2,600
                                                                  --------     --------
            Projected benefit obligation                            46,000       41,800
            Plan assets at market value                             66,800       58,800
                                                                  --------     --------
            Plan assets in excess of projected benefit obligation   20,800       17,000
            Unrecognized net transition obligation                     100          100
            Unrecognized prior service costs                        (1,800)      (2,100)
            Unrecognized net gain                                  (18,900)     (14,500)
                                                                  --------     --------
            Prepaid pension costs                                 $    200     $    500
                                                                  ========     ========

               The Company's  funding policy  is  to contribute each year an amount  equal  to  the minimum  required  contribution  under  the
          Employee Retirement Income Security Act of 1974. However, the contribution for any year will not be greater than the maximum tax deductible contribution. Plan assets consist primarily of United States Government and Agency securities, corporate stocks and corporate bonds and notes. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% for 1997 and 7.75% for 1996. The rate of increase in future compensation levels used was 4.0% for 1997 and 1996 and thereafter. The expected long-term rate of return on the assets was 9.0% for 1997 and 1996.

          401(k) Savings Plan

               Beginning in 1996, the Company sponsored a 401(k) Savings Plan. Participation in this defined contribution plan is available to substantially all employees with one year of credited service to the Company. The Company may elect to make contributions to the Plan; however, the timing and amount of such contributions is at the discretion of the Company's Board of Directors. The Company paid approximately $500,000 in matching contributions for the 1997 Plan Year. There was no similar contribution in 1996.

          8.  Shareholders' Equity

          Preferred Stock

               The Company is authorized to issue 5,000,000 shares of preferred stock, $1.00 par value, none of which was outstanding at December 31, 1997 and 1996.

          Earnings Per Share

               In accordance with Statement of Financial Accounting Standards Number 128, "Earnings Per Share" ("SFAS 128"), the Company changed its method of calculating earnings per share ("EPS") during the fourth quarter of 1997. The number of weighted average shares outstanding for "basic" EPS was 14,490,644, 14,464,175 and 14,464,175 for the years ended December 31, 1997,
          1996 and 1995, respectively. The number of weighted average shares outstanding for "diluted" EPS was 14,523,838, 14,479,364 and 14,473,613 for the years ended December 31, 1997, 1996 and 1995, respectively. In accordance with the disclosure requirements of SFAS 128, the reconciliation of the numerator and denominator for calculating earnings per share is as follows (in thousands except per share data):

                                                            FOR THE YEARS ENDED DECEMBER 31,
                         ------------------------------------------------------------------------------------------------------
                                         1997                                 1996                                1995
                         --------------------------------- --------------------------------- ----------------------------------
                            Income      Shares   Per Share    Income     Shares    Per Share    Income      Shares    Per Share
                         (Numerator)(Denominator) Amount   (Numerator)(Denominator) Amount   (Numerator)(Denominator)  Amount
                         ---------- ------------ --------- ---------- ------------ --------  ---------- ------------  ---------


   BASIC EPS
   Income available to
     common shareholders   $26,833     14,491     $ 1.85     $30,795     14,464    $ 2.13      $28,180     14,464      $ 1.95
                                                  ======                           ======                              ======
   EFFECT OF DILUTIVE
     SECURITIES
   Stock appreciation
     rights/options                        33                                15                                10
                                       ------                            ------                            ------
   DILUTED EPS
   Income available to
     common shareholders
     plus assumed
     conversions           $26,833     14,524     $ 1.85     $30,795     14,479    $ 2.13      $28,180     14,474      $ 1.95
                           =======     ======     ======     =======     ======    ======      =======     ======      ======

          Stock-Based Compensation Plans

               At December 31, 1997, the Company had two stock-based compensation plans which are described below. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its plans. Accordingly, no compensation expense is recognized for its stock-based compensation plans other than for performance-based awards as the exercise price of all stock options granted thereunder is equal to the fair value of the Company's common stock at the date of grant. Since no options were granted under the Company's stock-based compensation plans during 1996, there would have been no effect on net income and income per common share. Had 1997 compensation costs for the Company's stock-based compensation plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology presented under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

          Net Income                   As reported    $26,833
                                       Pro forma      $25,413

          Earnings per share-basic     As reported      $1.85
                                       Pro forma        $1.75

          Earnings per share-diluted   As reported      $1.85
                                       Pro forma        $1.75

               The weighted average fair value of the options granted during 1997 was $15.4542. The fair value of each option granted in 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield; expected volatility of 85.0581%; risk-free interest rate of 5.772%; an expected life of 5.86 years.

               During 1997, the Board of Directors adopted and the shareholders approved the Avondale Industries, Inc. 1997 Stock Incentive Plan (the "1997 Plan") which provides for the award of various economic incentives to key employees and directors. Incentives granted under the 1997 Plan may be in the form of stock options, stock appreciation rights, restricted stock and performance shares or any combination thereof. A total of 1,430,000 shares of common stock of the Company are reserved for issuance under the 1997 Plan. Incentives granted under the Plan have a maximum term of ten years and are exercisable, subject to various terms and conditions as set forth by the Compensation Committee of the Board of Directors. Transactions of the 1997 Plan during 1997 were as follows:

                                              Options Outstanding                             Options Exercisable
                                   ----------------------------------------------      -------------------------------
                                               Weighted Average
                                                   Remaining
                                     Number    Contractual Life  Weighted Average         Number      Weighted Average
                                   Outstanding      (Years)       Exercise Price       Exercisable     Exercise Price
                                   ----------- ----------------  ----------------      -----------    ----------------
             Beginning of year          --             --               --                  --                --
             Granted                 274,904          9.47          $ 20.723              90,219          $ 22.940
             Exercised                  --             --               --                  --                --
             Forfeited/expired          --             --               --                  --                --
                                   ---------                                              ------
             End of year             274,904          9.47          $ 20.723              90,219          $ 22.940
                                   =========                                              ======
             Available for grant,
               end of year         1,155,096
                                   =========

               The range of exercise prices for options outstanding at December 31, 1997, under the 1997 Plan was $19.625 to $22.940. Of the 274,904 options granted under the Plan in 1997, 184,685 options vest 25% on the second, third and fourth anniversary date of the grant, while the remaining 90,219 options vested on the grant date.

               The Company's Performance Share Plan provided for the award of shares of Common Stock to senior executives of the Company, as designated by a committee of the Board of Directors, which were earned upon the attainment of specified performance objectives. These performance objectives have been attained and therefore no further awards will be made.

               A summary of the status of the Performance Share Plan as of December 31, 1997, 1996 and 1995 and changes during the three years ended December 31, 1997 are presented below:

                                      1997                  1996                    1995
                                -----------------     -----------------     -------------------
                                         Weighted              Weighted                Weighted
                                         Average               Average                 Average
                                         Exercise              Exercise                Exercise
                                Shares    Price        Shares   Price        Shares     Price
                                ------   --------      ------  --------      -------   --------
          Options outstanding
          and exercisable,
          January 1             226,404   $17.718      240,971  $17.463       279,155   $15.885

          Forfeited/expired        --        --          1,360   19.000         2,280    15.965

          Exercised             221,508    17.537       13,207   12.940        35,904     5.285
                                -------                -------                -------

          Options outstanding
          and exercisable,
          December 31             4,896   $16.994      226,404  $17.718       240,971   $17.463
                                =======                =======                =======

               The range of exercise prices for options outstanding at December 31, 1997 under the Performance Share Plan (which contain a stock appreciation right feature) was $3.875 to $19.00 and the weighted-average remaining contractual life for such options was
          1.77 years.

               The  Company  provided  a  Stock  Appreciation   Plan  for  key
          management  employees which  contains  a  stock  appreciation  right feature.  As this plan has expired, no further award will be made.

               There were no transactions relating to this plan during the years ended December 31, 1997 and 1996. A summary of changes in the Stock Appreciation Plan for the year ended December 31, 1995 is presented below:

                                                               1995
                                                       -----------------------
                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                        Shares         Price
                                                       --------      ---------
            Options outstanding, January 1              40,000       $ 11.250

            Forfeited/expired                          (40,000)      $ 11.250
                                                       -------

            Options outstanding, December 31              --         $   --
                                                       =======

               There were no options exercisable at December 31, 1997, 1996 and 1995. There were no shares available for grant at December 31, 1997 and 1996, and 437,000 shares were available for grant at December 31, 1995. Under the terms of the plan, options expired on March 31, 1995.

               Compensation expense for the years ended December 31, 1997, 1996 and 1995 was not material.

          9.  Commitments and Contingencies

          Litigation

               In January 1986, the Louisiana Department of Environmental Quality ("DEQ") advised the Company that it could be a potentially responsible party ("PRP") with respect to an oil reclamation site operated by an unaffiliated company in Walker, Louisiana. To date, the Company and certain of the other PRPs (the "Funding Group") for the site have funded the site's remediation expenses, PRP identification expenses and related costs for the participating parties. As of December 31, 1997 such costs totaled approximately $19.0 million, of which the Company has funded approximately $4.0 million. Since 1998, the Funding Group filed petitions to add a number of companies as third-party defendants with regard to the remedial action. The Funding Group has agreed to settle with the majority of these companies. All funds collected are placed in escrow to fund future expenses. At December 31, 1997, the balance of the escrow was $8.5 million, which is to be used to fund any ongoing remediation expenses. The Company will not owe any future assessments until the balance in escrow is depleted. There are additional settlements being negotiated which should add to the balance in escrow.

               Additional remedial work scheduled for the site includes completion of studies and if required by the results of these studies, subsequent remediation. Following completion of any such required additional remediation, it will be necessary to obtain Environmental Protection Agency approval to close the site, which consent may require subsequent post-closure activities such as groundwater monitoring and site maintenance for many years. The Company is not able to estimate the final costs for any such additional remedial work or post-closure costs that may be required; however, the Company believes that its proportionate share of expenditures for any additional work will not have a material impact on the Company's financial statements. In addition, the Company and other members of the Funding Group have entered into a final cost sharing agreement under which all parties have agreed that there would be no re-allocation of previous remediation costs, but that future remediation costs would be established by a formula. Under this agreement, the Company's share of future costs will not exceed 17.5% for any additional costs.

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

               In 1996, the Company settled a class action lawsuit involving alleged personal injury and property damage arising from the Walker, La. reclamation site. Under the terms of the settlement, the Company paid approximately $6.0 million into a settlement fund. The Company could also have been responsible for payment to the plaintiffs of up to an additional $6.0 million (plus interest at 8% per annum) if the plaintiffs were unsuccessful in collecting certain claims under Avondale's insurance policies that were assigned to the plaintiff class under the settlement agreement. During the first quarter of 1997, the parties reached a settlement with the Company's insurers which does not require any further contribution by the Company.

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

          Guarantee

               Pursuant to agreements related to the University of New Orleans ("UNO")/Avondale Maritime Technology Center of Excellence ("the Center"), the Company has agreed to guarantee indebtedness with a principal amount not to exceed $40 million expected to be incurred by the UNO Research and Technology Foundation, Inc. (the "Foundation") for construction of the facility and the acquisition of technology. Under the terms of a Cooperative Endeavor Agreement, the State of Louisiana made a non-binding commitment to appropriate $40 million, plus interest, in installments over a period from 1997 through 2007 for donation to the Foundation for purposes of funding the Center. Avondale and the Foundation anticipate that appropriations by the State will be sufficient for the Foundation to service its debt. However, if the State's appropriations are insufficient, Avondale will ultimately be required to repay the debt. The Company's guarantee is unsecured. As of December 31, 1997, the Foundation had incurred $15.3 million of cost to construct and equip the Center. In connection with its non-binding commitment, the State appropriated and paid $3.8 million during 1997, representing the first installment to the Foundation.

          Letters of Credit

               In the normal course of its business activities, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations, other insurance obligations and to provide a debt service reserve fund related to $35.4 million of Series 1994 industrial revenue bonds. Additionally, under certain contracts the Company may be required to provide letters of credit to secure certain performance obligations of the Company thereunder. Outstanding letters of credit relating to these business activities amounted to approximately $11.3 million at December 31, 1997 and 1996.

          10.  Quarterly Results (Unaudited)

          Consolidated operating results for the four quarters of 1997 and 1996 were as follows (in thousands, except per share data):

                                                     1997                                           1996
                                  ------------------------------------------     ------------------------------------------
                                    First     Second      Third     Fourth         First     Second      Third     Fourth
                                   Quarter    Quarter    Quarter    Quarter       Quarter    Quarter    Quarter    Quarter
                                  ---------  ---------  ---------  ---------     ---------  ---------  ---------  ---------

          Net Sales               $ 139,513  $ 145,792  $ 159,217  $ 169,471     $ 156,496  $ 152,577  $ 148,384  $ 167,472

          Gross Profit               18,633     19,501     19,670     17,674        17,286     18,166     19,048     27,327

          Income from Operations     10,299     10,866     10,950     11,478         8,253      8,874      9,237     10,426

          Net Income                  6,291      6,380      6,920      7,242         4,736     14,290      5,612      6,157

          Net Income per Share
            - Basic               $    0.43  $    0.44  $    0.48  $    0.50     $    0.33  $    0.99  $    0.39  $    0.43
                                  =========  =========  =========  =========     =========  =========  =========  =========
          Net Income per Share
            - Diluted             $    0.43  $    0.44  $    0.48  $    0.50     $    0.33  $    0.99  $    0.39  $    0.43
                                  =========  =========  =========  =========     =========  =========  =========  =========

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None

                                       PART III

     Item 10.  Directors and Executive Officers of the Registrant.

          Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of shareholders and is incorporated herein by reference.

     Item 11.  Executive Compensation.

          Information concerning the executive compensation called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of shareholders and is incorporated herein by reference.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of shareholders and is incorporated herein by reference.

     Item 13.  Certain Relationships and Related Transactions.

          Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of shareholders and is incorporated herein by reference.

                                       PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

              (a)(1) Financial Statements

               Independent Auditors' Report.

               Consolidated Balance Sheets as of December 31, 1997 and 1996.

               Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

               Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1996 and 1997.

               Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

               Notes to Consolidated Financial Statements.

              (a)(2) Financial Statement Schedules

                          Not applicable

              (a)(3) Exhibits

          3.1     Articles of Incorporation of the Company.(1)

          3.2     By-laws of the Company, as amended on November 3, 1997.

          4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and By-laws defining the rights of holders of Common Stock.

          4.2     Specimen of Common Stock Certificate.(2)

          4.3 Instruments Relating to Title XI Vessel Financing

                  (a) Trust Indenture dated October 21, 1975, by and between the Company and Manufacturers Hanover Trust Company, as Indenture Trustee, relating to $19,012,000 of United States Government Guaranteed Ship Financing Bonds, as amended by an Assumption Agreement and Supplemental Indenture dated September 16, 1985(3), as further amended by a Master Assumption Agreement, Supplemental Indenture No. 2 and Amendment to Title XI Finance Agreements dated March 13, 1991 (the "Master Assumption Agreement"),(4) which has been further amended by a Third Supplemental Indenture dated February 9, 1995.(5)

                  (b) Title XI Reserve Fund and Financial Agreement dated October 21, 1975, by and between the Company and the United States of America, as amended by Amendments Nos. 1 and 2(3), as further amended by the Master Assumption Agreement (filed as Exhibit 4.3(a) hereto). The Reserve Fund and Financial Agreement has been further amended by Amendment No. 5 dated February 9, 1995(5) and Amendment No. 6 dated August 22, 1996.(6)

                  (c)    Form of 8.80% Sinking Fund Bond, Series A (included in
                         Exhibit 4.3(a)).

                  (d)    Form of 9.30% Sinking Fund Bond, Series B (included in
                         Exhibit 4.3(a)).

                  (e)    Form of 7.86% Sinking Bond Fund, 2000 Series.(5)

          4.4 Instruments relating to AEI's and the Company's obligations arising in connection with the issuance of General Obligation Bonds by Harrison County, Mississippi.

                  (a) Loan Agreement dated April 1, 1991 between Harrison County, Mississippi and AEI, pursuant to which AEI is obligated to repay $3 million in order to fund the County's bond payment obligations.(2)

                  (b) Guaranty Agreement dated April 1, 1991 between the Company, Harrison County, Mississippi and the State of Mississippi.(2)

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

                  (b) Trust Indenture dated April 1, 1994 between the Board of Commissioners of the Port of New Orleans and First National Bank of Commerce.(7)

                  (c)    Form of Industrial Revenue Refunding Bond Series
                         1994.(7)

          4.6     Instruments Relating to February 1995 Title XI Vessel
                  Financing.

                  (a) Trust Indenture dated February 9, 1995 by and between the Company and Chemical Bank, as Indenture Trustee, relating to $17,780,000.00 of United States Government Guaranteed Ship Financing Bonds.(5)

                  (b) Title XI Reserve Fund and Financial Agreement dated February 9, 1995, by and between the Company and the United States of America,(5) as amended by Amendment No. 1 dated August 22, 1996.(6)

                  (c)    Form of 8.16% Sinking Bond Fund, 2010 Series.(5)

          10.1    Contracts With The United States Navy

                  (a) Agreement dated June 28, 1985, by and between the Company and the United States of America (Contract No. N00024-85-C-2131) for the construction of T-AO 187 Class Oiler Ships and various modifications thereto(3) including modification P00005 thereto entered into on June 16, 1988, and the related Acknowledgment of Transfer and Transfer Agreement relating to the Company's agreement to assume certain of the rights and obligations to build two such vessels under an Agreement dated May 6, 1985, by and between Pennsylvania Shipbuilding Co. and the United States of America.(8)

                  (b) Agreement dated June 20, 1988, by and between the Company and the United States of America (Contract No. N00024-88-C-2050) for the construction of T-AO 187 Class Oiler Ships and various modifications thereto(8) and modification P00036 thereto.(4)

                  (c) Agreement dated November 21, 1983, by and between the Company and the United States of America (Contract No. N00024-84-C-2027) for the construction of LSD-41 Class Landing Ship Dock vessels and various modifications thereto.(3)

                  (d) Agreement dated June 17, 1988, by and between the Company and the United States of America (Contract No. N00024-88-C-2048) for the construction of LSD-41 Class Landing Ship Dock vessels and modification nos. P00001 and P00002(8), modification nos. P00008 and P00013 thereto(2) and modification P00029 thereto.(4)

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

                  (h) Agreement dated October 3, 1989, by and between the Company and the United States of America (Contract No. N00024-89-C-2162) for the construction of one MHC Class 51 ship and various modifications thereto(9), modification no. P00020(4) and modification no. P00027 thereto.(10)

                  (i) Agreement dated August 2, 1990, by and between the Company and the United States of America (Contract N00024-90-C-2304) for the construction of one MHC Class 51 ship,(2) and modification nos. P00002(4), P00013(4)and modification no. P00020 thereto.(10)

                  (j) Agreement dated November 30, 1990, by and between the Company and the United States of America (Contract No. N00024-90-C-2307) for the construction of one T-AGS 45 ship and various modifications thereto.(2)

                  (k) Agreement dated July 15, 1993, by and between the Company and the United States of America (Contract No. N00024-93-C-2300) for the construction of one WAGB 20 Coast Guard Polar Icebreaker ship, amendment 0001 and modification nos. P0001 and P00013 thereto.(1)

                  (l) Agreement dated September 3, 1993, by and between the Company and the United States of America (Contract No. N00024-93-C-2205) for the construction of one T-AKR 300 Class Strategic Sealift ship, various amendments and modifications nos. P00001, P00003 and P00004(4), P00007
                         (7), P00019 (6) and modifications P00025 and P00028 thereto.

                  (m) Agreement dated October 12, 1993, by and between the Company and the United States of America (Contract No. N00024-94-C-2200) for the construction of one LSD 41 Class Landing Ship Dock.(4)

                  (n) Agreement dated December 17, 1996 by and between the Company and the UnitedStates of America (Contract No. N00024-97-C-2202) for the design and construction of one LPD-17 ship.(6)

          10.2    Other Operating Contracts

                  (a) Agreement dated July 10, 1991 by and between Crawford Technical Services, Inc. and the Dallas Area Rapid Transit Authority, and the supplement thereto, relating to providing operational and maintenance services for paratransit van services for the Dallas, Texas metropolitan area.(4)

                  (b) Agreement dated January 28, 1991, by and between Crawford Technical Services, Inc. and the United States of America and various modifications thereto (Contract No. FO3602-91-C0007) relating to providing maintenance services with respect to family housing units located in a Little Rock, Arkansas air force base.(4)

                  (c) Agreement dated January 12, 1994 by and between the Company and Belle of Orleans, L.L.C. for the construction of a 350-foot-long paddlewheel gaming vessel, various exhibits and Amendment nos. 1, 2 and 3 thereto.(7)

                  (d) Agreement dated May 12, 1995 by and between the Company and American Heavy Lift Shipping Company for the construction of one ocean-going product tanker, S/S King.(11)

                  (e) Agreement dated May 12, 1995 by and between the Company and American Heavy Lift Shipping Company for the construction of one ocean-going product tanker, S/S Knight.(11)

                  (f) Agreement dated May 12, 1995 by and between the Company and American Heavy Lift Shipping Company for the construction of one ocean-going product tanker, S/S Solar.(11)

                  (g) Agreement dated May 12, 1995 by and between the Company and American Heavy Lift Shipping Company for the construction of one ocean-going product tanker, S/S Spray.(11)

          10.3    Employee Benefit Plans

                  (a) The Company's Amended and Restated Performance Share Plan dated April 24, 1989(12), as amended by Amendment No. 1 adopted December 5, 1994.(7)

                  (b) The Company's Amended and Restated Stock Appreciation Plan and attachments thereto dated April 24, 1989(12), as amended by Amendment No. 1 adopted December 5, 1994.(7)

                  (c) The Company's Amended and Restated Employee Stock Ownership Plan(7) and the related Amended and Retated Trust Agreement(13) as further amended by: Amendment No. 1 adopted April 5, 1995(5), Amendment No. 2 adopted June 16, 1995(11), Amendment No. 3 adopted February 5, 1996(13), Amendment No. 4 adopted December 31, 1996(6), and Amendment No. 5 adopted December 30, 1997.

                  (d) The Company's Pension Plan as Amended and Restated dated December 30, 1997.

                  (e) The Company's Amended and Restated Supplemental Pension Plan(3), as amended by Amendment Nos. 1 and 2 thereto(2).

                  (f)    The Company's Excess Retirement Plan.(2)

                  (g) The Amended and Restated Avondale Services Corporation Executive Group Insurance Benefits Plan and Summary Plan Description specifying the excess insurance benefits provided to the Company's executive officers and certain other key personnel, and a summary description of health, accidental death and dismemberment, disability and life insurance benefits made available to employees dated October 14, 1997.

                  (h)    The Company's Directors' Deferred Compensation Plan.(2)

                  (i)    Avondale Industries, Inc. Management Incentive Plan.(5)

                  (j) The Company's 401(k) Plan as restated effective September 20, 1996(6), as amended by Amendment No. 1 dated December 31, 1996(6) and Amendment No. 2 dated December 30, 1997.

                  (k)    The Company's Executive Retirement Plan.(13)

                  (l) Avondale Industries, Inc. 1997 Stock Incentive Plan adopted May 23, 1997.(15)

          10.4    Employment Agreements

                  (a) Employment Agreement dated September 27, 1985, by and between the Company and Albert L. Bossier, Jr.(3) the term of which has been extended such that its current term extends through December 31, 1999.(7)

                  (b) Employment Agreement dated June 18, 1987, by and between the Company and Thomas M. Kitchen(3) the term of which has been extended such that its current term extends through December 31, 1999.(7)

                  (c) Employment Agreement dated June 18, 1987, by and between the Company and Kenneth B. Dupont(3) the term of which has been extended such that its current term extends through December 31, 1999.(7)

                  (d) Amended and Restated Change Control Agreement dated January 19, 1996, by and between the Company and Albert
                         L. Bossier, Jr.(13).

                  (e) Amended and Restated Change Control Agreement dated January 19, 1996, by and between the Company and Thomas
                         M. Kitchen(13).

                  (f) Amended and Restated Change Control Agreement dated January 19, 1996, by and between the Company and Kenneth B. Dupont(13).

                  (g) The Company's Severance Pay Plan and Summary Plan Description adopted March 1, 1996.(13)

          10.5    Avondale/Ogden Letter Agreement.(14)

          10.6    Acquisition and Disposition Agreements

                  (a) Asset Purchase Agreement dated January 27, 1987, by and between the Company and Connell Industries, L.P.(3)

                  (b) Purchase Agreement dated June 22, 1988, by and between AGM, Lockheed Shipbuilding Company and Lockheed Corporation.(8)

                  (c) Stock Purchase Agreement dated February 15, 1991, by and between Avondale Technical Services, Inc. and Oliver R. Crawford relating to the purchase of Crawford Technical Services, Inc.(2)

                  (d) Asset Purchase Agreement dated November 20, 1992, by and between the Company and Bollinger Machine Shop & Shipyard, Inc., a Louisiana corporation (without exhibits).(4)

          10.7    Lease Agreements

                  (a) Lease Agreement dated June 24, 1988, by and between the Company and the Board of Commissioners of the Port of New Orleans.(8)

                  (b) Lease Agreement dated June 4, 1979, by and between the Company and Marrero Land and Improvement Association, Ltd.(8)

                  (c) Adoption Agreement dated July 22, 1988, by and between the Company and Missouri Pacific Railroad Company, as supplemented on the date thereof.(8)

                  (d) Lease of Commercial Property dated July 1, 1970, by and between the Company and Metal Building Products Co., Inc.(2)

                  (e) Sub-lease agreement dated May 16, 1997, by and between the Company and the University of New Orleans Research and Technology Foundation, Inc. (Without exhibits).(15)

          10.8    Other Material Agreements

                  (a) Registration Rights Agreement between the Company and the ESOP as Annex I of the Common Stock Purchase Agreement dated as of September 27, 1985, by and between Ogden American Corporation and the trustees of the Avondale Industries, Inc., Employee Stock Ownership Trust.(3)

                  (b) Registration Rights Agreement between the Company and the participants in the Amended and Restated Performance Share Plan (included in Exhibit 10.3(a)).

                  (c) License dated October 13, 1989, by and between the Company and Intermarine S.p.A. relating to the license of molded, glass-reinforced polyester hull construction technology.(2)

                  (d) Stockholder Protection Rights Agreement dated as of September 26, 1994, by and between Avondale Industries, Inc. and Boatmen's Trust Company, as Rights Agent.(16)

                  (e) Agreement by and between the Company and Bath Iron Works Corporation, Subcontract for LPD-17 Class Work dated June 23, 1996.(6)

                  (f) Agreement by and between the Company and Hughes Aircraft Co., Subcontract for LPD-17 Class Work dated June 23, 1996.(6)

                  (g) Cooperative Endeavor Agreement dated May 16, 1997, by and among the Company, the State of Louisiana, Board of Supervisors of Louisiana State University and Agricultural and Mechanical College acting on behalf of the University of New Orleans, and the University of New Orleans Research and Technology Foundation, Inc.(15)

          10.9 Revolving Credit Agreement dated as of May 10, 1994 among Avondale Industries, Inc., various financial institutions signatory thereto ("the Banks") and Continental Bank N.A. as the Agent for the Banks, and Amendment Nos. 1 and 2 thereto.(7)

                  (a) Third Amendment, Waiver and Consent to Revolving Credit Agreement, dated May 10, 1995(10).

                  (b) Fourth Amendment and Consent to Revolving Credit Agreement, dated September 1, 1995(10).

                  (c) Fifth Amendment to Revolving Credit Agreement, dated November 17, 1995 (10)

                  (d) Sixth Amendment to Revolving Credit Agreement, dated October 22, 1996.(6)


          10.10 Amended and Restated Revolving Credit Agreement dated January 29, 1997, effective April 30, 1997, among Avondale Industries, Inc., various financial institutions signatory thereto ("the Banks") and Bank of America National Trust and Savings Association as the Agent for the Banks, (without exhibits and schedules).(15)

                  (a) First Amendment to Amended and Restated Revolving Credit Agreement, dated March 14, 1997.

                  (b) Second Amendment to Amended and Restated Revolving Credit Agreement, dated April 30, 1997.

                  (c) Third Amendment to Amended and Restated Revolving Credit Agreement and Request for Release of Collateral, dated October 24, 1997.

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

     (3) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-20145) filed with the Commission on February 16, 1988.

     (4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     (5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

     (6) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

     (12) Incorporated by reference from the Company's Registration Statement on Form S-8 and Form S-3 (Registration No. 33-31984) filed with the Commission on November 8, 1989.

     (13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

     (14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.

     (15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

     (16) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on September 30, 1994.

          (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three month period ended December 31, 1997.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 1998.

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

             Signature                    Title                  Date
      -------------------------   ------------------------   --------------

      /s/Albert L. Bossier, Jr.   Chairman of the Board,     March 23, 1998
      -------------------------   President and Chief
         Albert L. Bossier, Jr.   Executive Officer

      /s/Thomas M. Kitchen        Vice President, Chief      March 23, 1998
      -------------------------   Financial Officer,
         Thomas M. Kitchen        Corporate Secretary and
                                  a Director

      /s/Kenneth B. Dupont        Vice President and a       March 23, 1998
      -------------------------   Director
         Kenneth B. Dupont

      /s/Anthony J. Correro, III  Director                   March 23, 1998
      --------------------------
         Anthony J. Correro, III

      /s/Francis R. Donovan       Director                   March 23, 1998
      --------------------------
         Francis R. Donovan

      /s/Hugh A. Thompson         Director                   March 23, 1998
      --------------------------
         Hugh A. Thompson

      /s/Eugene K. Simon          Vice President of          March 23, 1998
      --------------------------  Finance
         Eugene K. Simon

                                    EXHIBIT INDEX

          Number                             Description

          3.2       By-laws of the Company, as amended on November 3, 1997.

          10.1      Contracts With The United States Navy

                    (l) Agreement dated September 3, 1993, by and between the Company and the United States of America (Contract No. N00024-93-C-2205) for the construction of one T-AKR 300 Class Strategic Sealift ship, various amendments and modifications nos. P00001, P00003 and P00004(4), P00007 (7), P00019 (6) and modifications
                         P00025 and P00028 thereto.

          10.3      Employee Benefit Plans

                    (c) The Company's Amended and Restated Employee Stock Ownership Plan(7) and the related Amended and Retated Trust Agreement(13) as further amended by:
                         Amendment No. 1 adopted April 5, 1995(5), Amendment No. 2 adopted June 16, 1995(11), Amendment No. 3 adopted February 5, 1996(13), Amendment No. 4 adopted December 31, 1996(6), and Amendment No. 5 adopted December 30, 1997.

                    (d) The Company's Pension Plan as Amended and Restated dated December 30, 1997.

                    (g) The Amended and Restated Avondale Services Corporation Executive Group Insurance Benefits Plan and Summary Plan Description specifying the excess insurance benefits provided to the Company's executive officers and certain other key personnel, and a summary description of health, accidental death and dismemberment, disability and life insurance benefits made available to employees dated October 14, 1997.

                    (j) The Company's 401(k) Plan as restated effective September 20, 1996(6), as amended by Amendment No. 1 dated December 31, 1996(6) and Amendment No. 2 dated December 30, 1997.

          10.10     Amended  and  Restated  Revolving  Credit Agreement dated
                    January 29, 1997, effective April 30, 1997, among Avondale Industries, Inc., various financial institutions signatory thereto ("the Banks") and Bank of America National Trust and Savings Association as the Agent for the Banks, (without exhibits and schedules).(15)

                    (a) First Amendment to Amended and Restated Revolving Credit Agreement, dated March 14, 1997.

                    (b) Second Amendment to Amended and Restated Revolving Credit Agreement, dated April 30, 1997.

                    (c)  Third  Amendment  to Amended and Restated  Revolving
                         Credit  Agreement  and   Request   for   Release  of
                         Collateral, dated October 24, 1997.

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

          (3) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-20145) filed with the Commission on February 16, 1988.

          (4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

          (5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

          (6) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

          (12) Incorporated by reference from the Company's Registration Statement on Form S-8 and Form S-3 (Registration No. 33-31984) filed with the Commission on November 8, 1989.

          (13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter endedMarch 31, 1996.

          (14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarterended March 31, 1994.

          (15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarterended June 30, 1997.

          (16) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on September 30, 1994.