Form 10-Q
period 1998-03-31
AVONDALE INDUSTRIES INC
filed 1998-05-04
CIK 829444

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

        (Mark One)

        [  X  ]Quarterly  Report  Pursuant  to  Section  13  or  15(d) of the
            Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1998

        [    ]Transition  Report  Pursuant  to  Section  13  or 15(d) of  the
            Securities Exchange Act of 1934

        For   the   transition   period   from                             to


        For Quarter Ended March 31, 1998

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

                        Class                   Outstanding  at March 31, 1998
        --------------------------------------- ------------------------------
        Common stock, par value $1.00 per share       14,493,211 shares
                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

                                       INDEX


                                                                  Page No.

        Part I. Financial Information

            Item 1.  Financial Statements

                Independent Accountants' Report                           1

                Consolidated Balance Sheets -
                March 31, 1998 and December 31, 1997                      2

                Consolidated Statements of Operations -
                Three Months Ended March 31, 1998 and 1997                4

                Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 1998 and 1997                5

                Notes to Consolidated Financial Statements                6

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       10

        Part II. Other Information                                       14

            Item 6.  Exhibits and Reports on Form 8-K

        INDEPENDENT ACCOUNTANTS' REPORT

        To the Board of Directors and Shareholders of Avondale Industries, Inc.

        We have reviewed the condensed consolidated financial statements of Avondale Industries, Inc. and subsidiaries, as listed in the accompanying index, as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Avondale Industries, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


        /S/ DELOITTE & TOUCHE LLP
        DELOITTE & TOUCHE LLP
        New Orleans, Louisiana

        April 22, 1998

                           PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                    (UNAUDITED)


                                                                 March 31,         December 31,
                                                                    1998               1997
                                                                 ---------          ---------
        ASSETS
        Current Assets:
          Cash and cash equivalents........................      $ 101,060          $  81,752
          Receivables (Note 2):
            Accounts receivable............................         19,369             13,162
            Contracts in progress..........................         74,951             88,584
          Inventories:
            Goods held for sale............................         10,704             14,915
            Materials and supplies.........................          8,660              8,311
          Deferred tax assets..............................         18,728             23,253
          Prepaid expenses.................................          4,451              2,891
                                                                 ---------          ---------
            Total current assets...........................        237,923            232,868
                                                                 ---------          ---------
        Property, Plant and Equipment:

          Land.............................................          7,989              7,843
          Buildings and improvements.......................         56,231             55,917
          Machinery and equipment..........................        204,629            200,777
                                                                 ---------          ---------
            Total..........................................        268,849            264,537

          Less accumulated depreciation....................       (136,565)          (134,481)
                                                                 ---------          ---------
            Property, plant and equipment - net............        132,284            130,056
                                                                 ---------          ---------
        Goodwill - net.....................................          5,258              5,357
        Other assets.......................................          7,270              7,334
                                                                 ---------          ---------
            Total assets...................................      $ 382,735          $ 375,615
                                                                 =========          =========
        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)
                                    (UNAUDITED)

                                                                 March 31,         December 31,
                                                                    1998               1997
                                                                 ---------          ---------
        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities:
          Current portion of long-term debt................      $   3,047          $   3,047
          Accounts payable.................................         54,461             59,548
          Accrued employee compensation....................         15,916             13,198
          Other............................................         14,780             11,851
                                                                 ---------          ---------
            Total current liabilities......................         88,204             87,644

        Long-term debt.....................................         50,838             51,819

        Deferred income taxes..............................         13,400             13,400

        Other liabilities and deferred credits.............         13,939             13,775
                                                                 ---------          ---------
          Total liabilities................................        166,381            166,638
                                                                 ---------          ---------
        Commitments and contingencies (Note 5)

        Shareholders' Equity:
          Common stock, $1.00 par value,
            authorized 30,000,000 shares; issued -
            15,956,227 shares in 1998 and 1997.............         15,956             15,956
          Additional paid-in capital.......................        374,173            374,173
          Accumulated deficit..............................       (161,919)          (169,296)
                                                                 ---------          ---------
            Total..........................................        228,210            220,833

          Treasury stock (common: 1,463,016 shares
            in 1998 and 1997) at cost......................        (11,856)           (11,856)
                                                                 ---------          ---------
          Total shareholders' equity.......................        216,354            208,977
                                                                 ---------          ---------
          Total liabilities and shareholders' equity.......      $ 382,735          $ 375,615
                                                                 =========          =========
        See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                    (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                    1998               1997
                                                                 ---------          ---------
          Net sales........................................      $ 184,625          $ 139,513

          Cost of sales....................................        164,497            120,880
                                                                 ---------          ---------
          Gross profit.....................................         20,128             18,633

          Selling, general and administrative expenses.....          8,313              8,334
                                                                 ---------          ---------
          Income from operations...........................         11,815             10,299

          Interest expense.................................         (1,137)            (1,217)

          Other - net......................................          1,224                609
                                                                 ---------          ---------
          Income before income taxes.......................         11,902              9,691

          Income taxes.....................................          4,525              3,400
                                                                 ---------          ---------
          Net income.......................................      $   7,377          $   6,291
                                                                 =========          =========
          Income per share of common stock (Note 4):

          Net income per share of common stock - basic.....      $    0.51          $    0.43
                                                                 =========          =========
          Weighted average number of
            shares outstanding - basic.....................         14,493             14,483
                                                                 =========          =========

          Net income per share of common stock - diluted...      $    0.51          $    0.43
                                                                 =========          =========
          Weighted average number of
            shares outstanding - diluted...................         14,575             14,500
                                                                 =========          =========
          See Notes to Consolidated Financial Statements.

                     AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (In thousands)
                                    (UNAUDITED)

                                                                    1998               1997
                                                                 ---------          ---------
        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income.......................................      $   7,377          $   6,291
          Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation and amortization..................          2,183              2,853
            Deferred income taxes..........................          4,525              3,400
            Changes in operating assets and liabilities:
              Receivables..................................          7,426             10,141
              Inventories..................................          3,862             (2,359)
              Prepaid expenses and other assets............         (1,496)             1,050
              Accounts payable.............................         (5,087)           (20,059)
              Accrued employee compensation
                and other liabilities......................          5,811              1,776
              Other - net..................................            -                  291
                                                                 ---------          ---------
            Net Cash Provided by
              Operating Activities.........................         24,601              3,384
                                                                 ---------          ---------
        CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures.............................         (4,312)            (1,610)
                                                                 ---------          ---------
          Net Cash Used for Investing Activities...........         (4,312)            (1,610)
                                                                 ---------          ---------
        CASH FLOWS FROM FINANCING ACTIVITIES:
          Payment of long-term borrowings..................           (981)            (2,981)
                                                                 ---------          ---------
          Net Cash Used for Financing Activities...........           (981)            (2,981)
                                                                 ---------          ---------
        Net increase (decrease) in cash
          and cash equivalents.............................         19,308             (1,207)
        Cash and cash equivalents at beginning of period...         81,752             48,944
                                                                 ---------          ---------
        Cash and cash equivalents at end of period.........      $ 101,060          $  47,737
                                                                 =========          =========
        Supplemental Disclosures of Cash Flow Information:
        Cash paid during the period for:
        Interest...........................................      $     776          $   1,058
                                                                 =========          =========

        Income taxes.......................................      $   1,300          $     100
                                                                 =========          =========
        See Notes to Consolidated Financial Statements.

        AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        1.          BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of Avondale Industries, Inc. and its wholly-owned subsidiaries ("Avondale" or the "Company"). In the opinion of the management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the interim financial statements. These interim financial statements should be read in conjunction with the December 31, 1997 audited financial statements and related notes filed on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

        The financial statements required by Rule 10-01 of Regulation S-X have been reviewed by independent public accountants as stated in their report included herein.

         2. RECEIVABLES

        The following information presents the elements of receivables at March 31, 1998 and December 31, 1997 (in thousands):

                                                                    1998               1997
                                                                 ---------          ---------
            Long-term contracts:
              U.S. Government:
                Amounts billed.............................      $   3,481          $     967
                Unbilled costs, including retentions, and
                  estimated profits on contracts in
                  progress.................................         65,403             80,041
                                                                 ---------          ---------
                  Total....................................         68,884             81,008

              Commercial:
                Amounts billed.............................          6,288              4,180
                Unbilled costs, including retentions, and
                  estimated profits on contracts in
                  progress.................................          9,548              8,543
                                                                 ---------          ---------
              Total from long-term contracts...............         84,720             93,731
            Trade and other current receivables............          9,600              8,015
                                                                 ---------          ---------
            Total..........................................      $  94,320          $ 101,746
                                                                 =========          =========

        Unbilled costs and estimated profits on contracts in progress were not billable to customers at the balance sheet dates under terms of the respective contracts.

        3.  FINANCING ARRANGEMENTS

        The Company's $65 million revolving credit agreement ("the agreement") provides liquidity for working capital purposes, capital expenditures and letters of credit. At March 31, 1998, there were approximately $11.3 million of letters of credit issued against the agreement leaving approximately $53.7 million of liquidity available to Avondale for operations and other purposes. There have been no borrowings under the agreement since its inception in 1994. Continuing access to the agreement is conditioned upon the Company remaining in compliance with the covenants contained therein. At March 31, 1998, the Company is currently in compliance with such covenants.

        4.EARNINGS PER SHARE

        In accordance with Statement of Financial Accounting Standards Number 128, "Earnings Per Share", the Company changed its method of calculating earnings per share ("EPS") during 1997. The number of weighted average shares outstanding for "basic" EPS was 14,493,211 and 14,482,799 for the three months ended March 31, 1998 and 1997, respectively. The number of weighted average shares outstanding for "diluted" EPS was 14,575,258 and 14,499,510 for the three months ended March 31, 1998 and 1997, respectively. The difference in weighted average shares outstanding of 82,047 and 16,711 for 1998 and 1997, respectively, relate to stock appreciation rights and options.

        5.COMMITMENTS AND CONTINGENCIES

        Litigation

        As discussed in Note 9 of the Notes to Consolidated Financial Statements included in the 1997 Form 10-K, the Company was advised in 1986 that it was a potentially responsible party ("PRP") with respect to an oil reclamation site operated by an unaffiliated company in Walker, Louisiana. To date, the Company and certain of the other PRPs (the "Funding Group") for the site have funded the site's remediation expenses, PRP identification expenses and related costs for the participating parties. As of March 31, 1998 such costs totaled approximately $19.0 million, of which the Company has funded approximately $4.0 million. Since 1988, the Funding Group filed petitions to add a number of companies as third-party defendants with regard to the remedial action. The Funding Group has agreed to settle with the majority of these companies. All funds collected are placed in escrow to fund future expenses. At March 31, 1998, the balance of the escrow was $8.5 million, which is to be used to fund any ongoing remediation expenses. The Company will not owe any future assessments until the balance in escrow is depleted. There are additional settlements being negotiated which should add to the balance in escrow.

        Additional remedial work scheduled for the site includes completion of studies and if required by the results of these studies, subsequent remediation. Following completion of any such required additional remediation, it will be necessary to obtain Environmental Protection Agency approval to close the site, which consent may require subsequent post-closure activities such as groundwater monitoring and site maintenance for many years. The Company is not able to estimate the final costs for any such additional remedial work or post-closure costs that may be required; however, the Company believes that its proportionate share of expenditures for any additional work will not have a material impact on the Company's financial statements. In addition, the Company and other members of the Funding Group have entered into a final cost sharing agreement under which all parties have agreed that there would be no re-allocation of previous remediation costs, but that future remediation costs would be established by a formula. Under this agreement, the Company's share of future costs will not exceed 17.5%.

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

        Guarantee

        Pursuant to agreements related to the University of New Orleans ("UNO")/Avondale Maritime Technology Center of Excellence ("the Center"), the Company has agreed to guarantee indebtedness with a principal amount not to exceed $40 million expected to be incurred by the UNO Research and Technology Foundation, Inc. (the "Foundation")
        for the construction of the facility and the acquisition of technology. Under the terms of a Cooperative Endeavor Agreement, the State of Louisiana made a non-binding commitment to appropriate $40 million, plus interest, in installments over a period from 1997 through 2007 for donation to the Foundation for purposes of funding the Center. Avondale and the Foundation anticipate that appropriations by the State will be sufficient for the Foundation to service its debt. However, if the State's appropriations are insufficient, Avondale will ultimately be required to repay the debt. The Company's guarantee is unsecured. As of March 31, 1998, the Foundation had incurred $21.7 million of cost to construct and equip the Center. In connection with its non-binding commitment, the State appropriated and paid $3.8 million during 1997, representing the first installment to the Foundation.

        Letters of Credit

        In the normal course of its business activities, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations, other insurance obligations and to provide a debt service reserve fund related to $35.4 million of Series 1994 industrial revenue bonds. Additionally, under certain contracts the Company may be required to provide letters of credit to secure certain performance obligations of the Company thereunder. Outstanding letters of credit relating to these business activities amounted to approximately $11.3 million at March 31, 1998 and December 31, 1997.


        6. RECENT ACCOUNTING PRONOUNCEMENTS

        During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for disclosure of operating segments, products, services, geographic areas and major customers. The Company is required to adopt this standard for fiscal 1998. Management believes that the implementation of SFAS 131 will not have a material impact on the presentation of the Company's financial statements but may require additional disclosure.

        Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended March 31, 1998 and 1997 and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

        Overview

        The trend of improvement in the Company's operating results continued in the first quarter ended March 31, 1998. Income from operations and net income increased by 15% and 17%, respectively, for the first quarter of 1998 compared to the same period in the prior year.

        The Company's firm backlog at March 31, 1998 was approximately $1.7 billion (including estimated contract escalation) exclusive of unexercised options aggregating approximately $1.1 billion held by the U.S. Navy (the "Navy") (including estimated contract escalation) and approximately $500 million held by a commercial customer for additional ship orders. In February 1998, the Navy exercised a portion of its option for a seventh Strategic Sealift vessel relating to approximately $24 million for long lead time materials. The balance of this option is exercisable by the Navy during the first quarter of 1999. During the first quarter of 1998, the Company delivered the LSD-CV 52 to the Navy representing the fourth and final ship of this class constructed by the Company under two contracts. Other ships expected to be completed during 1998 include the first two of a contract to construct six Strategic Sealift ships.

        As previously disclosed, in December 1996 the Navy awarded, and in April 1997 the General Accounting Office affirmed, a $641 million contract to a Company-led alliance, which includes Bath Iron Works ("Bath") and Raytheon Company ("Raytheon"), to design and construct the first of an anticipated 12 ships under the Navy's LPD-17 program. The contract award provides for options exercisable by the Navy for two additional LPD-17 class ships to be built by the alliance. Under the terms of an agreement between the alliance members, the Company will build the ship covered under the December 1996 contract, and, if the Navy exercises the two options, the Company would construct the second while Bath would construct the third of the three LPD-17 class ships to be built under the initial contract. Raytheon is responsible for total ship integration and the alliance is using an advanced three-dimensional ship design and product modeling technology for the design and manufacture of the ship. As the prime contractor under the LPD-17 contract, the Company is required to report in its financial statements as sales and cost of sales the entire contract amount for each vessel in the LPD-17 program constructed by the alliance. Under the subcontracting agreements entered into between the Company and each of Bath and Raytheon, the award fees that can be earned under the LPD-17 contract are distributable among the alliance members in proportion to each member's performance and participation in the construction of the vessel for which the award was granted. To the extent that the Company's revenues include costs incurred and award fees paid to the other alliance members, such revenues will be recorded with no gross profit margin.

        Results of Operations

        The Company recorded net income for the first quarter of 1998 of $7.4 million, or $0.51 per share basic and diluted, compared to $6.3 million, or $0.43 per share basic and diluted, for the first quarter of 1997. Income from operations increased 15% in the first quarter of 1998 to $11.8 million compared with $10.3 million in the first quarter of 1997.

        The improvement in the Company's operating results for the first three months of 1998 compared to the prior year period primarily reflect operating profits recognized on the contracts to construct the six Strategic Sealift ships, the Icebreaker and the LSD-CV 52. Also contributing to the first quarter 1998 operating results were profits recorded by the Company's wholesale steel, modular construction and marine repair operations.

        Net sales for the first quarter of 1998 increased $45.1 million, or 32%, to $184.6 million compared to $139.5 million for the first quarter of 1997. The increase in net sales in the current quarter is primarily a result of increased costs associated with contracts in the initial stages of construction. The Company recorded increased net sales on the contracts to construct the six Strategic Sealift ships (the last two of which are expected to be delivered in 2000), the two 125,000 DWT double-hulled crude oil carriers (both of which are scheduled for delivery in 2000) and the LPD-17 (expected to be delivered in 2002). These contracts are in the initial stages of construction resulting in significant engineering design and material acquisition costs. The increases noted above were partially offset by decreased net sales recorded on the contracts that are at or near completion. The Company recorded decreased net sales on the contract to retrofit four single-hulled commercial tankers with new double hulls (the last of which was delivered in September 1997) and the contracts to construct the LSD-CV 52 (delivered in February 1998), the 100 river hopper barges (the last of which was delivered in November 1997) and the four coastal MHCs (the last of which was delivered in January 1997).

        Gross profit for the first quarter of 1998 increased $1.5 million, or 8%, compared to the same period in 1997 while the gross profit margin decreased approximately 2.5%. The decrease in gross profit margin is primarily attributable to the fact that the LPD-17 and the two double-hulled crude oil carriers are in the initial stages of contract performance which result in significant engineering design and material acquisition costs recorded as net sales without corresponding gross profit margins. The Company does not begin profit recognition until final results can be estimated with reasonable accuracy. Refer to the 1997 Form 10-K for a discussion of the Company's policies and procedures for revenue recognition. In addition, the Company includes costs incurred and award fees paid to other members of the alliance in the LPD-17 program as sales and cost of sales with no gross profit margin.

        Selling, general and administrative ("SG&A") and interest expenses were consistent with the same period of prior year. The improvement in other income, which doubled to approximately $1.2 million, is primarily attributable to an increase in interest income resulting from significantly higher cash and cash equivalents available for investment during the first quarter of 1998.

        During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for disclosure of operating segments, products, services, geographic areas and major customers. The Company is required to adopt this standard for fiscal 1998. Management believes that the implementation of SFAS 131 will not have a material impact on the presentation of the Company's financial statements but may require additional disclosure.

        In accordance with the U.S. Securities and Exchange Commission's Staff Legal Bulletin No. 5, the Company has assessed both the cost of addressing and the costs or the consequences of incomplete or untimely resolution of the Year 2000 issue and has determined that it is not material to the Company's business, operations or financial condition.

        In addition, the Company is in the process of initiating communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company can give no assurance that the systems of other companies on which the Company relies will be converted on time or that failure to convert by another company would not have a material adverse effect on the Company.

        Liquidity and Capital Resources

        The Company's cash and cash equivalents totaled $101.1 million at March 31, 1998 as compared to $81.8 million at December 31, 1997. The Company's operations generated approximately $24.6 million of cash during the quarter ended March 31, 1998. The Company's primary uses of cash in the current year consisted of capital expenditures of $4.3 million and payments on long-term borrowings of approximately $981,000.

        The Company's $65 million revolving credit agreement ("the agreement") provides liquidity for working capital purposes, capital expenditures and letters of credit. At March 31, 1998, there were approximately $11.3 million of letters of credit issued against the agreement leaving approximately $53.7 million of liquidity available to Avondale for operations and other purposes. There have been no borrowings under the agreement since its inception in 1994.
        Continuing access to the agreement is conditioned upon the Company remaining in compliance with the covenants contained therein. At March 31, 1998, the Company was in compliance with such covenants. The Company believes that its capital resources will be sufficient to finance current and projected operations.

        In order to comply with the terms of the LPD-17 contract, the Company was required to make significant capital improvements, including enhancing its computer-aided design and product modeling capabilities. As a result, the Company teamed with the University of New Orleans (the "University" or "UNO"), the University of New Orleans Research and Technology Foundation, Inc. (the "Foundation") and the State of Louisiana in a cooperative effort. Pursuant to terms of various agreements, the Foundation is purchasing hardware and software required to implement the extensive three-dimensional ship design and Integrated Product Data Environment teaming technology and is constructing a 200,000 square foot building on property donated to the University by the Company and located adjacent to the Company's main shipyard. This facility is expected to be completed during the second quarter of 1998. The initial $40 million investment in this new technology and facility, which will be known as the "UNO/Avondale Maritime Technology Center of Excellence" (the "Center"), is being financed by the Foundation using third-party debt and lease financing, both of which are guaranteed by the Company. The Company has entered into a long-term lease for the Center requiring a nominal annual lease payment. The Company will provide access to the technology and a portion of the Center to the University for its use in research and the development of educational curricula related to naval architecture and marine engineering. During the remainder of 1998, the Company expects to spend additional amounts in order to complete the customization of the design software to comply with the LPD-17 requirements.

        The Foundation is the borrower on all indebtedness incurred to construct and equip the Center. Under the terms of a Cooperative
        Endeavor Agreement, the State of Louisiana made a non-binding commitment to appropriate $40 million, plus interest, in installments over a period from 1997 through 2007 for donation to the Foundation for purposes of funding the Center. Avondale and the Foundation anticipate that appropriations by the State will be sufficient for the Foundation to service its debt. However, if the State's appropriations are insufficient, Avondale will ultimately be required to repay the debt. The Company's guarantee is unsecured. As of March 31, 1998, the Foundation had incurred $21.7 million of cost to construct and equip the Center. Also, as of March 31, 1998, the State has appropriated and paid $3.8 million, representing the first installment to the Foundation, pursuant to the terms of the Cooperative Endeavor Agreement.

        Cautionary Statement for Purposes of "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        Certain statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally accompanied by such terms and phrases as "anticipates," "estimates," "expects," "believes," "should," "projects," or "scheduled," or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include the Company's reliance on U.S. Navy contracts, including its ability to replenish its backlog by securing additional contracts from the U.S. Navy, profit recognition on government contracts, the importance of obtaining commercial contracts, the Company's ability to complete its contracts within its cost estimates, intense competition for government and commercial contracts and labor, regulatory and other risks in the shipbuilding and marine construction industries. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.

                                    PART II - OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K

               (a)   Exhibits

                      3.1 Articles of Incorporation of the Company(1).

                      3.2 Bylaws of the Company(2).

                     10.3 Employee Benefit Plans

                           (g) The  Amended  and  Restated Avondale  Services
                               Corporation Executive Group Insurance Benefits Plan and Summary Plan Description specifying the excess insurance benefits provided to the Company's executive officers and certain other key personnel, and a summary description of health, accidental death and dismemberment, disability and life insurance benefits made available to employees dated October 14, 1997(2) as amended by Amendment No. 1 dated March 23, 1998.

                     10.4 Employment Agreements

                           (a) Employment Agreement dated March 23, 1998,  by
                               and between the Company and Albert L. Bossier, Jr. the term of which extends through December 31, 2000.

                           (b) Employment  Agreement dated March 23, 1998, by
                               and between the Company and Thomas M. Kitchen the term of which extends through December 31, 2000.

                           (c) Employment Agreement  dated March 23, 1998, by
                               and between the Company and Kenneth B. Dupont the term of which extends through December 31, 2000.

                           (d) Amended   and  Restated  Change   of   Control
                               Agreement dated January 19, 1996, by and between the Company and Albert L. Bossier, Jr.(3) as amended by Amendment No. 1 dated March 23, 1998.

                           (e) Amended   and  Restated  Change   of   Control
                               Agreement dated January 19, 1996, by and between the Company and Thomas M. Kitchen(3) as amended by Amendment No. 1 dated March 23, 1998.

                           (f) Amended   and  Restated  Change   of   Control
                               Agreement dated January 19, 1996, by and between the Company and Kenneth B. Dupont(3) as amended by Amendment No. 1 dated March 23, 1998.

                           (h) Employment Agreement dated  March  5, 1998, by
                               and between the Company and R. Dean Church the term of which extends through December 31, 2000.

                           (I) Employment Agreement  dated March 23, 1998, by
                               and between the Company and Thomas H. Doussan the term of which extends through December 31, 2000.

                           (j) Employment Agreement dated  March 23, 1998, by
                               and between the Company and Ronald J. McAlear the term of which extends through December 31, 2000.

                           (k) Employment Agreement dated March 23,  1998, by
                               and between the Company and Edmund C. Mortimer the term of which extends through December 31, 2000.

                           (l) Change  of  Control  Agreement dated March  5,
                               1998, by and between the Company and R. Dean Church.

                           (m) Change  of  Control Agreement dated March  23,
                               1998, by and between the Company and Thomas H. Doussan.

                           (n) Change of Control  Agreement  dated  March 23,
                               1998, by and between the Company and Ronald J. McAlear.

                           (o) Change  of  Control Agreement dated March  23,
                               1998, by and between the Company and Edmund C. Mortimer.

                       15 Letter re: unaudited interim financial information.

                       27 Financial Data Schedule

                 (b) Reports on Form 8-K:

                          Not applicable.

        _______________

        (1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

        (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

        (3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

                                     SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         AVONDALE INDUSTRIES, INC.


        Date: May 4, 1998                By: /s/  ALBERT L. BOSSIER, JR.
              -----------                    ---------------------------
                                                  Albert L. Bossier, Jr.
                                                  Chairman, President &
                                                   Chief Executive Officer





        Date: May 4, 1998                By: /s/ THOMAS M. KITCHEN
              -----------                    ---------------------
                                                 Thomas M. Kitchen
                                                 Corporate Vice President
                                                  & Chief Financial Officer

                                   EXHIBIT INDEX

        Number                  Description

         3.1     Articles of Incorporation of the Company(1).

         3.2     Bylaws of the Company(2).

        10.3     Employee Benefit Plans

                 (g) The  Amended  and Restated Avondale Services Corporation
                     Executive Group Insurance Benefits Plan and Summary Plan Description specifying the excess insurance benefits provided to the Company's executive officers and certain other key personnel, and a summary description of health, accidental death and dismemberment, disability and life insurance benefits made available to employees dated October 14, 1997(2) as amended by Amendment No. 1 dated March 23, 1998.

        10.4     Employment Agreements

                 (a) Employment  Agreement  dated  March  23,  1998,  by  and between the Company and Albert L. Bossier, Jr. the term of which extends through December 31, 2000.

                 (b) Employment  Agreement  dated  March  23,  1998,  by  and between the Company and Thomas M. Kitchen the term of which extends through December 31, 2000.

                 (c) Employment  Agreement  dated  March  23,  1998,  by  and between the Company and Kenneth B. Dupont the term of which extends through December 31, 2000.

                 (d) Amended  and Restated  Change of Control Agreement dated
                     January  19, 1996, by and between the Company and Albert
                     L. Bossier, Jr.(3) as amended by Amendment No. 1 dated March 23, 1998.

                 (e) Amended  and Restated  Change of Control Agreement dated
                     January 19, 1996, by and  between the Company and Thomas
                     M. Kitchen(3) as amended by Amendment No. 1 dated March 23, 1998.

                 (f) Amended  and Restated Change of  Control Agreement dated
                     January 19, 1996, by and between the Company and Kenneth
                     B. Dupont(3) as amended by Amendment No. 1 dated March 23, 1998.

                 (h) Employment  Agreement  dated  March  5,  1998,  by   and
                     between the Company and R. Dean Church the term of which extends through December 31, 2000.

                 (i) Employment  Agreement  dated  March  23,  1998,  by  and between the Company and Thomas H. Doussan the term of which extends through December 31, 2000.

                 (j) Employment  Agreement  dated  March  23,  1998,  by  and between the Company and Ronald J. McAlear the term of which extends through December 31, 2000.

                 (k) Employment  Agreement  dated  March  23,  1998,  by  and between the Company and Edmund C. Mortimer the term of which extends through December 31, 2000.

                 (l) Change of Control  Agreement dated March 5, 1998, by and between the Company and R. Dean Church.

                 (m) Change of Control Agreement dated March 23, 1998, by and between the Company and Thomas H. Doussan.

                 (n) Change of Control Agreement dated March 23, 1998, by and between the Company and Ronald J. McAlear.

                 (o) Change of Control Agreement dated March 23, 1998, by and between the Company and Edmund C. Mortimer.

        15       Letter re: unaudited interim financial information.

        27       Financial Data Schedule

        _______________

        (1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

        (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

        (3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.