Form 10-Q
period 1998-06-30
AVONDALE INDUSTRIES INC
filed 1998-08-14
CIK 829444

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

[   ]   Transition  Report  Pursuant to  Section  13 or 15(d)  of the Securities
        Exchange Act of 1934

For the transition period from                 to

For Quarter Ended June 30, 1998

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

                      Class                        Outstanding at June 30, 1998
--------------------------------------------------------------------------------
Common stock, par value $1.00 per share                  13,249,228 shares

                   AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.

Part I. Financial Information

        Item 1.Financial Statements

               Independent Accountants' Report                                 1

               Consolidated Balance Sheets -
               June 30, 1998 and December 31, 1997                             2

               Consolidated Statements of Operations -
               Quarters and Six Months Ended June 30, 1998 and 1997            4

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1998 and 1997                         5

               Notes to Consolidated Financial Statements                      6

        Item 2.Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           10

Part II.       Other Information                                              15

        Item 4.Submission of Matters to a Vote of Security Holders

        Item 6.Exhibits and Reports on Form 8-K

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Avondale Industries, Inc.

We have reviewed the condensed consolidated financial statements of Avondale Industries, Inc. and subsidiaries, as listed in the accompanying index, as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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




/s/ DELOITTE & TOUCHE LLP
New Orleans, Louisiana

August 3, 1998

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (UNAUDITED)
 -------------------------------------------------------------------------------------------------------------------


                                                                                 June 30,               December 31,
                                                                                   1998                      1997
                                                                               ------------             ------------
ASSETS
Current Assets:
  Cash and cash equivalents..........................................          $     67,439             $     81,752
  Receivables (Note 2):
    Accounts receivable..................................................            16,068                   13,162
    Contracts in progress................................................            87,925                   88,584
  Inventories:
    Goods held for sale..................................................            13,022                   14,915
    Materials and supplies...............................................             8,964                    8,311
  Deferred tax assets ...................................................            17,903                   23,253
  Prepaid expenses and other current assets..............................             3,054                    2,891
                                                                               ------------             ------------

    Total current assets.................................................           214,375                  232,868
                                                                               ------------             ------------

Property, Plant and Equipment:
  Land...................................................................             7,986                    7,843
  Buildings and improvements.............................................            60,578                   55,917
  Machinery and equipment................................................           205,747                  200,777
                                                                               ------------             ------------

    Total................................................................           274,311                  264,537

  Less accumulated depreciation..........................................          (137,001)                (134,481)
                                                                               ------------             ------------

    Property, plant and equipment - net..................................           137,310                  130,056
                                                                               ------------             ------------

Goodwill - net...........................................................             5,159                    5,357
Other assets.............................................................             7,205                    7,334
                                                                               ------------             ------------

    Total assets.........................................................      $    364,049             $    375,615
                                                                               ============             ============

See Notes to Consolidated Financial Statements.

                   AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                                  June 30,              December 31,
                                                                                    1998                     1997
                                                                               ------------             ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt......................................      $      3,137             $      3,047
  Accounts payable.......................................................            67,853                   59,548
  Accrued employee compensation..........................................            16,330                   13,198
  Other..................................................................            11,726                   11,851
                                                                               ------------             ------------

    Total current liabilities............................................            99,046                   87,644

Long-term debt...........................................................            49,663                   51,819

Deferred income taxes....................................................            12,900                   13,400

Other liabilities and deferred credits...................................            14,604                   13,775
                                                                               ------------             ------------

  Total liabilities......................................................           176,213                  166,638
                                                                               ------------             ------------

Commitments and contingencies (Note 6)

Shareholders' Equity:
  Common stock, $1.00 par value, authorized -
    30,000,000 shares; issued - 15,962,244 shares in 1998
    and 15,956,227 shares in 1997........................................            15,962                   15,956
  Additional paid-in capital.............................................           374,301                  374,173
  Accumulated deficit....................................................          (154,265)                (169,296)
                                                                               ------------             ------------

    Total................................................................           235,998                  220,833

  Treasury stock (common: 2,713,016 shares in 1998
    and 1,463,016 shares in 1997) at cost (Note 4).......................           (48,162)                 (11,856)
                                                                               ------------             ------------

  Total shareholders' equity.............................................           187,836                  208,977
                                                                               ------------             ------------

  Total liabilities and shareholders' equity.............................      $    364,049             $    375,615
                                                                               ============             ============

See Notes to Consolidated Financial Statements.

                    AVONDALE INDUSTRIES, INC. AND SUBSIDARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
                                                           Quarters Ended June 30,             Six Months Ended June 30,
                                                            1998            1997                  1998            1997
                                                        ----------      ----------            ----------      ----------
Sales............................................       $  178,463      $  145,792            $  363,088      $  285,305

Cost of sales....................................          157,118         126,291               321,615         247,171
                                                        ----------      ----------            ----------      ----------
Gross profit.....................................           21,345          19,501                41,473          38,134

Selling, general and
  administrative expenses........................            9,409           8,635                17,722          16,969
                                                        ----------      ----------            ----------      ----------
Income from operations...........................           11,936          10,866                23,751          21,165

Interest expense.................................             (983)         (1,195)               (2,120)         (2,412)

Other-net, principally interest
  income ........................................            1,376             709                 2,600           1,318
                                                        ----------      ----------            ----------      ----------
Income before income taxes.......................           12,329          10,380                24,231          20,071

Income taxes ....................................            4,675           4,000                 9,200           7,400
                                                        ----------      ----------            ----------      ----------
Net income.......................................       $    7,654      $    6,380            $   15,031      $   12,671
                                                        ==========      ==========            ==========      ==========

Income per share of common stock (Notes 4 and 5):
Net income per share of
  common stock - basic...........................       $     0.54      $     0.44            $     1.05      $     0.87
                                                        ==========      ==========            ==========      ==========

Weighted average number
   of shares outstanding -
   basic.........................................           14,125          14,493                14,308          14,488
                                                        ==========      ==========            ==========      ==========

Net income per share of
  common stock - diluted.........................       $     0.54      $     0.44            $     1.04      $     0.87
                                                        ==========      ==========            ==========      ==========

Weighted average number
  of shares outstanding -
  diluted........................................           14,198          14,497                14,385          14,498
                                                        ==========      ==========            ==========      ==========
See Notes to Consolidated Financial Statements.

                   AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (In thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                                   1998                     1997
                                                                               ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................      $     15,031             $     12,671
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization........................................             4,392                    5,716
    Deferred income taxes................................................             4,850                    7,400
    Loss on sale of assets  .............................................                41                     -
    Changes in operating assets and liabilities:
      Receivables........................................................            (2,247)                  10,643
      Inventories........................................................             1,240                   (2,270)
      Prepaid expenses and other assets..................................               (34)                     302
      Accounts payable...................................................             8,305                  (26,600)
      Accrued employee compensation and other liabilities................             3,836                    5,565
      Other - net........................................................               134                      303
                                                                               ------------             ------------
 Net Cash Provided by Operating Activities...............................            35,548                   13,730
                                                                               ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................................           (11,507)                  (3,306)
  Proceeds from sale of assets ..........................................                18                     -
                                                                               ------------             ------------
  Net Cash Used for Investing Activities.................................           (11,489)                  (3,306)
                                                                               -------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long-term borrowings........................................            (2,066)                  (3,976)
  Purchase of treasury stock  (Note 4)...................................           (36,306)                    -
                                                                               ------------             ------------
  Net Cash Used for Financing Activities.................................           (38,372)                  (3,976)
                                                                               ------------             ------------

Net (decrease) increase in cash and cash equivalents.....................           (14,313)                   6,448
Cash and cash equivalents at beginning of period.........................            81,752                   48,944
                                                                               ------------             ------------
Cash and cash equivalents at end of period...............................      $     67,439             $     55,392
                                                                               ============             ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest.................................................................      $      2,353             $      2,666
                                                                               ============             ============

Income taxes ............................................................      $      5,650             $        700
                                                                               ============             ============

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

 2.     RECEIVABLES

The following information presents the elements of receivables at June 30, 1998 and December 31, 1997 (in thousands):

                                                                                   1998                     1997
                                                                               ------------             ------------
        Long-term contracts:
               U.S. Government:
                  Amounts billed..........................................     $        767             $        967
                  Unbilled costs, including retentions, and
                      estimated profits on contracts in
                      progress............................................           76,299                   80,041
                                                                               ------------             ------------
                 Total ...................................................           77,066                   81,008

               Commercial:
                  Amounts billed..........................................            5,774                    4,180
                  Unbilled costs, including retentions, and
                      estimated profits on contracts in
                      progress............................................           11,626                    8,543
                                                                               ------------             ------------

               Total from long-term contracts.............................           94,466                   93,731
        Trade and other current receivables...............................            9,527                    8,015
                                                                               ------------             ------------
        Total  ...........................................................     $    103,993             $    101,746
                                                                               ============             ============

Unbilled costs and estimated profits on contracts in progress were not billable to customers at the balance sheet dates under terms of the respective contracts.

3.      FINANCING ARRANGEMENTS

The Company's $65 million revolving credit agreement ("the agreement") provides liquidity for working capital purposes, capital expenditures and letters of credit. At June 30, 1998, there were approximately $11.3 million of letters of credit issued against the agreement leaving approximately $53.7 million of liquidity available to Avondale for operations and other purposes. There have been no borrowings under the agreement since its inception in 1994. Continuing access to the agreement is conditioned upon the Company remaining in compliance with the covenants contained therein. At June 30, 1998, the Company was in compliance with such covenants.

 4.      TENDER OFFER

In June 1998, the Company completed a tender offer purchasing 1.25 million shares of its common stock at $28 7/8 per share. Under the terms of the offer, the Company had invited its shareholders to tender their shares at prices ranging from $26 1/2 to $29 per share as specified by each shareholder. The total cost to the Company of completing the tender was approximately $36.3 million, including legal, consulting and other professional fees. The total shares repurchased represented approximately 8.6% of the outstanding shares at that date, and following the tender, the Company had approximately 13.2 million shares of its common stock outstanding. The transaction was funded using existing cash balances.

5.      EARNINGS PER SHARE

The number of weighted average shares outstanding for "basic" EPS was 14,124,885 and 14,493,211 for the three months ended June 30, 1998 and 1997, respectively and 14,308,031 and 14,488,034 for the six months ended June 30, 1998 and 1997, respectively. The number of weighted average shares outstanding for "diluted" EPS was 14,197,661 and 14,496,853 for the three months ended June 30, 1998 and 1997, respectively, and 14,385,443 and 14,498,211 for the six months ended June 30, 1998 and 1997, respectively. The difference in weighted average shares outstanding of 72,776 and 3,642 for the three months ended June 30, 1998 and 1997, respectively, and 77,412 and 10,177 for the six months ended June 30, 1998 and 1997, respectively, relate to stock appreciation rights and options.

As discussed in Note 4 of the Notes to Consolidated Financial Statements herein, the Company completed a tender offer purchasing 1.25 million shares of its common stock in June 1998. Had the repurchase taken place as of January 1, 1997, the Company's diluted earnings per share for the three and six months ended June 30, 1997, would have been $0.45 and $0.90, respectively. For the three and six months ended June 30, 1998, the Company's diluted earnings per share would have been $0.55 and $1.08, respectively.

6.      COMMITMENTS AND CONTINGENCIES

Litigation

As discussed in Note 9 of the Notes to Consolidated Financial Statements included in the 1997 Form 10-K, the Company was advised in 1986 that it was a potentially responsible party ("PRP") with respect to an oil reclamation site operated by an unaffiliated company in Walker, Louisiana. To date, the Company and certain of the other PRPs (the "Funding Group") for the site have funded the site's remediation expenses, PRP identification expenses and related costs for the participating parties. As of June 30, 1998 such costs totaled approximately $19.0 million, of which the Company has funded approximately $4.0 million. Since 1988, the Funding Group filed petitions to add a number of companies as third-party defendants with regard to the remedial action. The Funding Group has agreed to settle with the majority of these companies. All funds collected are placed in escrow to fund future expenses. At June 30, 1998, the balance of the escrow was $8.5 million, which is to be used to fund any ongoing remediation expenses. The Company will not be required to fund any future assessments until the balance in escrow is depleted. There are additional settlements being negotiated which could add to the balance in escrow.

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

Guarantee

Pursuant to agreements related to the University of New Orleans ("UNO")/Avondale Maritime Technology Center of Excellence (the "Center"), the Company has agreed to guarantee indebtedness with a principal amount not to exceed $40 million for expenditures incurred by the UNO Research and Technology Foundation, Inc. (the "Foundation") for the construction of the facility and the acquisition of technology. Under the terms of a Cooperative Endeavor Agreement, the State of Louisiana made a non-binding commitment to appropriate $40 million, plus interest, in installments over a period from 1997 through 2007 for donation to the Foundation for purposes of servicing the debt incurred in connection with construction of the Center. Avondale and the Foundation anticipate that appropriations by the State will be sufficient for the Foundation to service its debt. However, if the State's appropriations are insufficient, Avondale will ultimately be required to repay the debt. The Company's guarantee is unsecured. As of June 30, 1998, the Foundation had incurred $29.2 million of cost to construct and equip the Center. In connection with its non-binding commitment, the State appropriated and paid $3.8 million during 1997, representing the first installment to the Foundation. The second installment in the amount of $6.5 million was included in the Governor's executive budget for the fiscal year beginning July 1, 1998. The budget has been approved and the Foundation expects to receive the second installment during the third quarter of 1998.

Letters of Credit and Bonds

In the normal course of its business activities, the Company is required to provide letters of credit and bonds to secure the payment of workers' compensation obligations, other insurance obligations and to provide a debt service reserve fund related to $34.4 million of Series 1994 industrial revenue bonds. Additionally, under certain contracts the Company may be required to provide letters of credit to secure certain performance obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to approximately $32.3 million at June 30, 1998 and December 31, 1997.

7.      RECENT ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for disclosure of operating segments, products, services, geographic areas and major customers. The Company is required to adopt this standard for fiscal 1998. Management believes that the implementation of SFAS 131 will not have a material impact on the presentation of the Company's financial statements but may require additional disclosure.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the standards for disclosure of pension and other postretirement benefit plans by standardizing the disclosure requirements, requiring additional information on changes in the benefit obligations and fair values of plan assets and eliminating certain disclosure requirements no longer considered to be useful. These new disclosure requirements are designed to improve the understandability of benefit disclosures for financial analysis. The Company is required to adopt this standard for fiscal 1998. Management believes that the implementation of SFAS 132 will not have a material impact on the presentation of the Company's financial statements but will require additional disclosure.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended June 30, 1998 and 1997 and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

Overview

The Company continued its trend of improvement in its operating results compared to the same periods in the prior year. Income from operations increased 10% for the second quarter of 1998 and 12% for the first six months of 1998 compared to the same periods in the prior year. Further, net income increased 20% for the second quarter and 19% for the first six months of 1998 over the same periods in 1997.

The Company's firm backlog at June 30, 1998 was approximately $1.5 billion (including estimated contract escalation) exclusive of unexercised options aggregating approximately $1.1 billion held by the U.S. Navy (the "Navy") (including estimated contract escalation) and approximately $500 million held by a commercial customer for additional ship orders. During 1998, the Navy exercised a portion of its option for a seventh Strategic Sealift vessel relating to approximately $50 million for long lead time materials. The balance of approximately $200 million for this option is exercisable by the Navy during the first quarter of 1999. Also, in July 1998, the Navy exercised a contract modification, relating to approximately $78 million, authorizing the procurement of long lead time materials for construction of a second vessel in the LPD-17 program. The Navy's option on the remainder of the second LPD vessel is exercisable before the end of 1998. During the first quarter of 1998, the Company delivered the LSD-CV 52 to the Navy representing the fourth and final ship of this class constructed by the Company under two contracts. In addition, the Company expects to complete the first of a contract to construct six Strategic Sealift ships during 1998.

As previously disclosed, in December 1996 the Navy awarded, and in April 1997 the General Accounting Office affirmed, a $641 million contract to a Company-led alliance, which includes Bath Iron Works ("Bath") and Raytheon Company ("Raytheon"), to design and construct the first of an anticipated 12 ships under the Navy's LPD-17 program. The contract award provides for options exercisable by the Navy for two additional LPD-17 class ships to be built by the alliance. Under the terms of an agreement between the alliance members, the Company will build the ship covered under the December 1996 contract, and, if the Navy exercises the two options, the Company would construct the second while Bath would construct the third of the three LPD-17 class ships to be built under the initial contract. Raytheon is responsible for total ship integration. The alliance is using an advanced three-dimensional ship design and product modeling technology for the design and manufacture of the ships. As the prime contractor under the LPD-17 contract, the Company is required to report in its financial statements as sales and cost of sales the entire contract amount for each vessel in the LPD-17 program constructed by the alliance. Under the subcontracting agreements entered into between the Company and each of Bath and Raytheon, the award fees that can be earned under the LPD-17 contract are to be allocated among the alliance members in proportion to each member's performance and participation in the construction of the vessel for which the award was granted. To the extent that the Company's revenues include costs incurred and award fees paid to the other alliance members, such revenues will be recorded with no gross profit margin.

Results of Operations

The Company recorded net income of $7.7 million, or $0.54 per share, for the second quarter of 1998 compared to $6.4 million, or $0.44 per share, for the second quarter of 1997. For the first six months of 1998, the Company recorded net income of $15.0 million, or $1.04 per share, compared to $12.7 million, or $0.87 per share, for the same period in 1997. Per share amounts are on a diluted basis.

Income from operations for the quarter and six months ended June 30, 1998, increased $1.1 million, or 10%, and $2.6 million, or 12%, respectively, compared to the prior year periods. The improvement in the Company's operating results for the second quarter and first six months of 1998 compared to the same periods of the prior year primarily reflect operating profits recognized on the contracts to construct the six Strategic Sealift ships, the Icebreaker and the LSD-CV 52. Also contributing to the 1998 operating results were profits recorded by the Company's wholesale steel, modular construction and marine repair operations.

Sales for the second quarter of 1998 increased $32.7 million, or 22%, to $178.5 million compared to $145.8 million for the second quarter of 1997 while sales for the first six months of 1998 reflected an increase of $77.8 million, or 27%, compared to the same period in the prior year. The increase in sales in the current periods is primarily a result of increased costs associated with contracts in the initial stages of construction. In the second quarter and six months ended June 30, 1998, the Company recorded increased sales on the contracts to construct the six Strategic Sealift ships (the last of which is expected to be delivered in 2001), the two 125,000 DWT double-hulled crude oil carriers (both of which are scheduled for delivery in 2000) and the LPD-17 (expected to be delivered in 2002). The oil carrier and LPD contracts are in the initial stages of construction resulting in significant engineering design and material acquisition costs. The increases noted above were partially offset by decreased sales recorded on contracts that are at or near completion. The Company recorded decreased sales on the contract to retrofit four single-hulled commercial tankers with new double hulls (the last of which was delivered in September 1997) and the contracts to construct the Icebreaker (expected to be delivered in the first quarter of 1999), the LSD-CV 52 (delivered in February
1998),  the 100 river hopper barges (the last of which was delivered in November
1997) and the four  coastal  MHCs (the last of which was  delivered  in  January
1997).

Gross profit for the second quarter and first six months of 1998 increased $1.8 million, or 9%, and $3.3 million, or 9%, respectively, compared to the same periods in 1997. However, the gross profit margin percentage decreased approximately 1.4% and 2.0%, respectively, for the three and six months ended June 30, 1998 compared with the same periods in the prior year. The decreases in gross profit margin percentages are primarily attributable to the fact that the LPD-17 and the two double-hulled crude oil carriers are in the initial stages of contract performance which result in significant engineering design and material acquisition costs recorded as net sales with little or no corresponding gross profit. The Company does not begin profit recognition until final results can be estimated with reasonable accuracy. Refer to the 1997 Form 10-K for a discussion of the Company's policies and procedures for revenue recognition. In addition, the Company includes costs incurred and award fees paid to other members of the alliance in the LPD-17 program as sales and cost of sales with no gross profit margin.

Selling, general and administrative ("SG&A") expenses increased $774,000, or 9%, in the second quarter of 1998 and $753,000, or 4%, for the first six months of 1998 compared to the same periods in 1997. The increase in SG&A expenses was due primarily to an increase in proposal preparation and related costs in 1998 in connection with upcoming U.S. Government and commercial shipbuilding opportunities.

Other income increased $667,000, or 94%, and $1.3 million, or 97%, for the second quarter and first six months of 1998, respectively, compared to the same periods in the prior year. This increase is primarily attributable to an increase in interest income resulting from significantly higher cash and cash equivalents available for investment during the period preceding the stock repurchase.

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for disclosure of operating segments, products, services, geographic areas and major customers. The Company is required to adopt this standard for fiscal 1998. Management believes that the implementation of SFAS 131 will not have a material impact on the presentation of the Company's financial statements but may require additional disclosure.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the standards for disclosure of pension and other postretirement benefit plans by standardizing the disclosure requirements, requiring additional information on changes in the benefit obligations and fair values of plan assets and eliminating certain disclosure requirements no longer considered to be useful. These new disclosure requirements are designed to improve the understandability of benefit disclosures for financial analysis. The Company is required to adopt this standard for fiscal 1998. Management believes that the implementation of SFAS 132 will not have a material impact on the presentation of the Company's financial statements but will require additional disclosure.

In accordance with the U. S. Securities and Exchange Commission's Staff Legal Bulletin No. 5, the Company has assessed both the cost of addressing and the cost or the consequences of incomplete or untimely resolution of the Year 2000 issue. This assessment included a comprehensive review to identify the systems that could be affected by the Year 2000 issue and the development of an implementation plan. The implementation plan includes both replacement and upgrades of certain systems or equipment. The Company is incurring both internal staff costs as well as consulting and other expenses related to these issues. Maintenance and modification costs related to the Year 2000 issue will be expensed as incurred and new software will be capitalized and amortized over its useful life.

The Company has established a three-phased approach for its solution of the Year 2000 issue which includes: identification of all systems, assessment of each system's compliance with the Year 2000 issue, and the testing and modification/replacement of non-compliant systems. The Company is presently in the final phase of this program and expects to incur a total of $5.0 to $7.0 million in remediating the Year 2000 issue. The Company expects to complete its solution to the Year 2000 issue during the first six months of 1999.

In addition, the Company is in the process of initiating communications with its significant suppliers and large customers (including the U. S. Navy) to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company can give no assurance that the systems of suppliers or customers on which the Company relies will be converted on time or that failure to convert by another company would not have a material adverse effect on the Company.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $67.4 million at June 30, 1998 as compared to $81.8 million at December 31, 1997. The Company's primary use of cash during the first six months of 1998 was the repurchase of 1.25 million shares of the Company's common stock for $36.3 million. Other uses of cash in the current six month period consisted of capital expenditures of $11.5 million and payments on long-term borrowings of $2.1 million.

As discussed above, during the second quarter of 1998, the Company completed a tender offer purchasing 1.25 million shares of its common stock at $28 7/8 per share. Under the terms of the offer, the Company had invited its shareholders to tender their shares at prices ranging from $26 1/2 to $29 per share as specified by each shareholder. The total cost to the Company of completing the tender was approximately $36.3 million, including legal, consulting and other professional fees. The total shares repurchased represent approximately 8.6% of the outstanding shares at that date, and following the tender, the Company had approximately 13.2 million shares of its common stock outstanding. The transaction was funded using existing cash balances.

Capital expenditures for the first six months of 1998 increased $8.2 million to $11.5 million compared to $3.3 million for the same period in 1997. This increase is primarily attributable to plant improvements and equipment additions which are designed to improve the Company's operating efficiency. The Company continues to evaluate investment opportunities, particularly productivity and technology-focused capital expenditures, in order to enhance the Company's overall efficiency and provide for future growth. As a result, the Company expects to increase capital spending during the next several years above the levels of 1996 and 1997. Included in this increased spending is approximately $5.0 million in connection with the acquisition and implementation of new integrated business systems software.

The Company's $65 million revolving credit agreement (the "agreement") provides liquidity for working capital purposes, capital expenditures and letters of credit. At June 30, 1998, there were approximately $11.3 million of letters of credit issued against the agreement leaving approximately $53.7 million of liquidity available to Avondale for operations and other purposes. There have been no borrowings under the agreement since its inception in 1994. Continuing access to the agreement is conditioned upon the Company remaining in compliance with the covenants contained therein. At June 30, 1998, the Company was in compliance with such covenants. The Company believes that its capital resources will be sufficient to finance current and projected operations, existing debt service requirements and planned capital expenditures.

In order to comply with the terms of the LPD-17 contract, the Company was required to make significant capital improvements, including enhancing its computer-aided design and product modeling capabilities. As a result, the Company teamed with the University of New Orleans (the "University" or "UNO"), the University of New Orleans Research and Technology Foundation, Inc. (the "Foundation") and the State of Louisiana in a cooperative effort. Pursuant to terms of various agreements, the Foundation is purchasing hardware and software required to implement the extensive three-dimensional ship design and Integrated Product Data Environment teaming technology and constructed a 200,000 square foot building on property donated to the University by the Company and located adjacent to the Company's main shipyard. This facility was completed during the second quarter of 1998. The initial $40 million investment in this new technology and facility, which is known as the "UNO/Avondale Maritime Technology Center of Excellence" (the "Center"), is being financed by the Foundation using third-party debt and lease financing, both of which are guaranteed by the Company. The Company has entered into a long-term lease for the Center requiring a nominal annual lease payment. The Company provides access to the technology and a portion of the Center to the University for its use in research and the development of educational curricula related to naval architecture and marine engineering. During the remainder of 1998, additional amounts are expected to be incurred in order to complete the customization of the design software to comply with the LPD-17 requirements.

The Foundation is the borrower on all indebtedness incurred to construct and equip the Center. Under the terms of a Cooperative Endeavor Agreement, the State of Louisiana made a non-binding commitment to appropriate $40 million, plus interest, in installments over a period from 1997 through 2007 for donation to the Foundation for purposes of funding the Center. Avondale and the Foundation anticipate that appropriations by the State will be sufficient for the Foundation to service its debt. However, if the State's appropriations are insufficient, Avondale will ultimately be required to repay the debt. The
Company's guarantee is unsecured. As of June 30, 1998, the Foundation had incurred $29.2 million of cost to construct and equip the Center. In connection with its non-binding commitment, the State appropriated and paid $3.8 million during 1997, representing the first installment to the Foundation. The second installment in the amount of $6.5 million was included in the Governor's executive budget for the fiscal year beginning July 1, 1998. The budget has been approved and the Foundation expects to receive the second installment during the third quarter of 1998.

Cautionary  Statement  for Purposes  of "Safe Harbor"  Provisions of the Private
  Securities Litigation Reform Act of 1995

Certain statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q are forward-looking statements. These forward-looking statements are generally accompanied by such terms and phrases as "anticipates," "estimates," "expects," "believes," "should," "projects," "scheduled," or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include the Company's reliance on U.S. Navy contracts, including its ability to replenish its backlog by securing additional contracts from the U.S. Navy, profit recognition on government contracts, the outcome of the Company's litigation involving efforts to unionize the Company's production workers and the competitive impact of a resolution in favor of the union, the importance of obtaining commercial contracts, the Company's ability to complete its contracts within its cost estimates, intense competition for government and commercial contracts, labor, regulatory and other risks in the shipbuilding and marine construction industries and other unanticipated events affecting the Company's efforts and the efforts of its suppliers, subcontractors, and customers (including the U. S. Navy) to timely correct Year 2000 problems inherent in essential computer systems, which could impair the Company's operations or the ability of its customers to timely pay for products and services provided. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.

                           PART II - OTHER INFORMATION



Item 4.        Submission of Matters to a Vote of Security Holders

                At the Annual Meeting of the shareholders of Avondale Industries, Inc. held on June 12, 1998, 11,821,207 shares of the 14,493,211 shares outstanding were present in person or by proxy at the meeting. The voting tabulation follows:

                (a)     The election of the following to the Board of Directors:

                         Francis R. Donovan, 11,088,704 votes for, 732,503 votes withheld and Thomas M. Kitchen, 11,036,798 votes for, 784,409 votes withheld. The directors were elected by plurality vote.

                        The following is a list of each other director whose term of office as a director continued after the meeting:

                        Albert L. Bossier, Jr., Anthony J. Correro, III, Kenneth
                        B. Dupont, and Hugh A. Thompson.

               (b) A proposal to urge the Board of Directors to redeem the rights issued under the Shareholder Protection Rights
                        Plan: 6,964,264 for, 3,707,745 against, 68,272 abstained
                        and 1,080,926 broker nonvotes. Proposal (b), which required the approval of a majority of the shares of Common Stock present or represented at the Annual Meeting, is a precatory, non-binding resolution.

               (c) A proposal to urge the Board of Directors to implement confidential voting by Shareholders: 6,434,097 for, 4,238,999 against, 67,185 abstained and 1,080,926 broker nonvotes.

               (d)      A proposal related to  declassification  of the Board of
                        Directors:  7,019,512  for,  3,645,396  against,  75,373
                        abstained and 1,080,926 broker nonvotes.

                Proposals (c) and (d) required the affirmative vote of 80% of the total outstanding Common Stock. Each of these proposals has failed to pass at five consecutive annual meetings and, at each of these meetings, received the affirmative vote of less than a majority of the outstanding shares.

Item 6.        Exhibits and Reports on Form 8-K

                (a)     Exhibits

                           3.1   Articles of Incorporation of the Company(1).

                           3.2   Bylaws of the Company.

                          10.3   Employee Benefit Plans

                                 (c) The Company's Amended and Restated Employee Stock Ownership Plan(2) as further amended by: Amendment No. 1 adopted April 5, 1995(3) , Amendment No. 2 adopted June 16, 1995(4) , Amendment No. 3 adopted February 5, 1996(5) , Amendment No. 4 adopted December 31, 1996(6) , Amendment No. 5 adopted December 30, 1997(7) , and Amendment No. 6 adopted May 5, 1998 and the related Amended and Restated Trust Agreement(5) as further amended by Amendment No. 1 adopted May 5, 1998.

                                 (e) The Company's Amended and Restated Supplemental Pension Plan(8), as amended by Amendment Nos. 1 and 2 thereto adopted December 29, 1989(9), and Amendment No.
                                          3 adopted May 5, 1998.

                                 (f) The Company's Executive Excess Retirement Plan(9) as amended by Amendment No.1 adopted February 2, 1998 and Amendment No. 2 adopted May 5, 1998.

                            15   Letter   re:    unaudited   interim   financial
                                 information.

                            27   Financial Data Schedule

               (b)      Reports on Form 8-K:

                                 Not applicable.

---------------

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



                                                AVONDALE INDUSTRIES, INC.


Date: August 14, 1998                       By:/s/  ALBERT L. BOSSIER, JR.
      ---------------                          ---------------------------
                                                    Albert L. Bossier, Jr.
                                                    Chairman, President &
                                                     Chief Executive Officer





Date: August 14, 1998                       By:/s/ THOMAS M. KITCHEN
      ---------------                          ---------------------
                                                   Thomas M. Kitchen
                                                   Corporate Vice President &
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

Number    Description
------    ----------------------------------------------------------------------
 3.1      Articles of Incorporation of the Company(1).

 3.2      Bylaws of the Company.

10.3      Employee Benefit Plans

          (c) The Company's Amended and Restated Employee Stock Ownership Plan(2) as further amended by: Amendment No. 1 adopted April 5, 1995(3) , Amendment No. 2 adopted June 16, 1995(4), Amendment No. 3 adopted February 5, 1996(5), Amendment No. 4 adopted December 31, 1996(6), Amendment No. 5 adopted December 30, 1997(7), and Amendment No. 6 adopted May 5, 1998 and the related Amended and Restated Trust Agreement (5) as further amended by Amendment No. 1 adopted May 5, 1998.

          (e) The Company's Amended and Restated Supplemental Pension   Plan(8),
              as amended by Amendment Nos. 1 and 2 thereto adopted December 29, 1989(9), and Amendment No. 3 adopted May 5, 1998.

          (f) The Company's Executive Excess Retirement Plan(9) as amended by Amendment No.1 adopted February 2, 1998 and Amendment No. 2 adopted May 5, 1998.

  15      Letter re:  unaudited interim financial information.

  27      Financial Data Schedule

---------------

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