Form 10-Q
period 1998-09-30
AVONDALE INDUSTRIES INC
filed 1998-11-16
CIK 829444

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from                           to

For Quarter Ended September 30, 1998

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

                      Class                    Outstanding at September 30, 1998
--------------------------------------------------------------------------------
Common stock, par value $1.00 per share                    13,250,222 shares

                   AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

Part I. Financial Information

        Item 1.Financial Statements

               Independent Accountants' Report                                 1

               Consolidated Balance Sheets -
               September 30, 1998 and December 31, 1997                        2

               Consolidated Statements of Operations -
               Quarters and Nine Months Ended September 30, 1998 and 1997      4

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1998 and 1997                   5

               Notes to Consolidated Financial Statements                      6

        Item 2.Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           10

Part II.       Other Information                                              17

        Item 6.Exhibits and Reports on Form 8-K

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Avondale Industries, Inc.

We have reviewed the consolidated financial statements of Avondale Industries, Inc. and subsidiaries, as listed in the accompanying index, as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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

October 28, 1998

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------


                                                                               September 30,            December 31,
                                                                                    1998                    1997
                                                                               ------------             ------------
ASSETS
Current Assets:
  Cash and cash equivalents..............................................      $     58,211             $     81,752
  Receivables (Note 2):
    Accounts receivable..................................................             7,844                   13,162
    Contracts in progress................................................           100,392                   88,584
  Inventories:
    Goods held for sale..................................................            20,101                   14,915
    Materials and supplies...............................................             8,870                    8,311
  Deferred tax assets ...................................................            14,203                   23,253
  Prepaid expenses and other current assets..............................             2,985                    2,891
                                                                               ------------             ------------

    Total current assets.................................................           212,606                  232,868
                                                                               ------------             ------------

Property, Plant and Equipment:
  Land...................................................................             8,232                    7,843
  Buildings and improvements.............................................            65,883                   55,917
  Machinery and equipment................................................           208,718                  200,777
                                                                               ------------             ------------

    Total................................................................           282,833                  264,537

  Less accumulated depreciation..........................................          (139,155)                (134,481)
                                                                               ------------             ------------

    Property, plant and equipment - net..................................           143,678                  130,056
                                                                               ------------             ------------

Goodwill - net...........................................................             5,060                    5,357
Other assets.............................................................             8,383                    7,334
                                                                               ------------             ------------

    Total assets.........................................................      $    369,727             $    375,615
                                                                               ============             ============

See Notes to Consolidated Financial Statements.

                   AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                               September 30,            December 31,
                                                                                   1998                     1997
                                                                               ------------             ------------
LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
  Current portion of long-term debt......................................      $      3,137             $      3,047
  Accounts payable.......................................................            65,091                   59,548
  Accrued employee compensation..........................................            17,213                   13,198
  Other..................................................................            12,813                   11,851
                                                                               ------------             ------------

  Total current liabilities..............................................            98,254                   87,644

Long-term debt...........................................................            48,682                   51,819

Deferred income taxes....................................................            12,400                   13,400

Other liabilities and deferred credits...................................            14,679                   13,775
                                                                               ------------             ------------

  Total liabilities......................................................           174,015                  166,638
                                                                               ------------             ------------

Commitments and contingencies (Note 6)

Shareholders' Equity:
  Common  stock,  $1.00 par value,  authorized  -
    30,000,000  shares;  issued - 15,963,238
    shares in 1998 and 15,956,227 shares in 1997.........................            15,963                   15,956
  Additional paid-in capital.............................................           374,320                  374,173
  Accumulated deficit....................................................          (146,409)                (169,296)
                                                                               ------------             ------------

  Total..................................................................           243,874                  220,833

  Treasury stock (common: 2,713,016 shares in 1998
    and 1,463,016 shares in 1997) at cost (Note 4).......................           (48,162)                 (11,856)
                                                                               ------------             ------------

  Total shareholders' equity.............................................           195,712                  208,977
                                                                               ------------             ------------

  Total liabilities and shareholders= equity.............................      $    369,727             $    375,615
                                                                               ============             ============

See Notes to Consolidated Financial Statements.

                   AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                           Quarters Ended September 30,             Nine Months Ended September 30,
                                                             1998                1997                     1998             1997
                                                        --------------      -------------           -------------     -------------
Sales..............................................     $      197,961      $     159,217           $     561,049     $     444,522

Cost of sales......................................            174,552            139,547                 496,167           386,718
                                                        --------------      -------------           -------------     -------------

Gross profit.......................................             23,409             19,670                  64,882            57,804

Selling, general and
  administrative expenses..........................             10,990              8,720                  28,712            25,689
                                                        --------------      -------------           -------------     -------------

Income from operations.............................             12,419             10,950                  36,170            32,115

Interest expense...................................               (807)            (1,235)                 (2,927)           (3,647)

Other-net, principally interest
  income ..........................................                844                905                   3,444             2,223
                                                        --------------      -------------           -------------     -------------

Income before income taxes.........................             12,456             10,620                  36,687            30,691

Income taxes ......................................              4,600              3,700                  13,800            11,100
                                                        --------------      -------------           -------------     -------------

Net income.........................................     $        7,856      $       6,920           $      22,887     $      19,591
                                                        ==============      =============           =============     =============

Income per share of common stock (Notes 4 and 5):
Net income per share of
  common stock - basic.............................     $         0.59      $        0.48           $        1.64     $        1.35
                                                        ==============      =============           =============     =============

Weighted average number
  of shares outstanding -
  basic............................................             13,250             14,493                  13,952            14,491
                                                        ==============      =============           =============     =============

Net income per share of
  common stock - diluted...........................     $         0.59      $        0.48           $        1.63     $        1.35
                                                        ==============      =============           =============     =============

Weighted average number
  of shares outstanding -
  diluted..........................................             13,309             14,534                  14,023            14,511
                                                        ==============      =============           =============     =============
See Notes to Consolidated Financial Statements.

                   AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (In thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                                    1998                     1997
                                                                               ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................      $     22,887             $     19,591
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization........................................             6,652                    8,558
    Deferred income taxes................................................             8,050                   11,100
    Loss on sale of assets  .............................................               136                     -
    Changes in operating assets and liabilities:
      Receivables........................................................            (6,490)                   9,475
      Inventories........................................................            (5,745)                    (522)
      Prepaid expenses and other assets..................................            (1,143)                    (785)
      Accounts payable...................................................             5,543                  (28,998)
      Accrued employee compensation and other liabilities................             5,881                    9,015
      Other - net........................................................               154                      403
                                                                               ------------             ------------
  Net Cash Provided by Operating Activities..............................            35,925                   27,837
                                                                               ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................................           (20,131)                  (5,686)
  Proceeds from sale of assets ..........................................                18                        4
                                                                               ------------             -------------

  Net Cash Used for Investing Activities.................................           (20,113)                  (5,682)
                                                                               ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long-term borrowings........................................            (3,047)                  (4,957)
  Purchase of treasury stock  (Note 4)...................................           (36,306)                    -
                                                                               ------------             ------------

  Net Cash Used for Financing Activities.................................           (39,353)                  (4,957)
                                                                               ------------             ------------

Net (decrease) increase  in cash and cash equivalents....................           (23,541)                  17,198
Cash and cash equivalents at beginning of period.........................            81,752                   48,944
                                                                               ------------             ------------

Cash and cash equivalents at end of period...............................      $     58,211             $     66,142
                                                                               ============             ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest.................................................................      $      3,052             $      3,509
                                                                               ============             ============

Income taxes ............................................................      $      7,150             $      1,200
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

 2.     RECEIVABLES

The following information presents the elements of receivables at September 30, 1998 and December 31, 1997 (in thousands):

                                                                                     1998                     1997
                                                                               --------------           -------------
        Long-term contracts:
               U.S. Government:
                  Amounts billed..........................................     $          375           $         967
                  Unbilled costs, including retentions, and
                      estimated profits on contracts in
                      progress............................................             91,313                  80,041
                                                                               --------------           -------------
                 Total ...................................................             91,688                  81,008

               Commercial:
                  Amounts billed..........................................              2,126                   4,180
                  Unbilled costs, including retentions, and
                      estimated profits on contracts in
                      progress............................................              9,079                   8,543
                                                                               --------------           -------------

               Total from long-term contracts.............................            102,893                  93,731
        Trade and other current receivables...............................              5,343                   8,015
                                                                               --------------           -------------
        Total  ...........................................................     $      108,236           $     101,746
                                                                               ==============           =============

Unbilled costs and estimated profits on contracts in progress were not billable to customers at the balance sheet dates under terms of the respective contracts.

3.      FINANCING ARRANGEMENTS

The Company's $65 million revolving credit agreement ("the agreement") provides liquidity for working capital purposes, capital expenditures and letters of credit. At September 30, 1998, there were approximately $11.3 million of letters of credit issued against the agreement leaving approximately $53.7 million of liquidity available to Avondale for operations and other purposes. There have been no borrowings under the agreement since its inception in 1994. Continuing access to the agreement is conditioned upon the Company remaining in compliance with the covenants contained therein. At September 30, 1998, the Company was in compliance with such covenants.

4.       TENDER OFFER

In June 1998, the Company completed a tender offer purchasing 1.25 million shares of its common stock at $28 7/8 per share. Under the terms of the offer, the Company invited its shareholders to tender their shares at prices ranging from $26 1/2 to $29 per share as specified by each shareholder. The total cost to the Company of completing the tender was approximately $36.3 million, including legal, consulting and other professional fees. The total shares repurchased represented approximately 8.6% of the outstanding shares at that date, and following the tender, the Company had approximately 13.2 million shares of its common stock outstanding. The transaction was funded using existing cash balances.

5.      EARNINGS PER SHARE

The number of weighted average shares outstanding for "basic" EPS was 13,250,146 and 14,493,211 for the three months ended September 30, 1998 and 1997, respectively and 13,951,528 and 14,490,644 for the nine months ended September 30, 1998 and 1997, respectively. The number of weighted average shares outstanding for "diluted" EPS was 13,309,319 and 14,534,417 for the three months ended September 30, 1998 and 1997, respectively, and 14,022,860 and 14,511,164 for the nine months ended September 30, 1998 and 1997, respectively. The difference in weighted average shares outstanding of 59,173 and 41,206 for the three months ended September 30, 1998 and 1997, respectively, and 71,332 and 20,520 for the nine months ended September 30, 1998 and 1997, respectively, relate to stock appreciation rights and options.

As discussed in Note 4 of the Notes to Consolidated Financial Statements herein, the Company completed a tender offer purchasing 1.25 million shares of its common stock in June 1998. Had the repurchase taken place as of January 1, 1997, the Company's diluted earnings per share for the three and nine months ended September 30, 1997, would have been $0.49 and $1.40, respectively. For the nine months ended September 30, 1998, the Company's diluted earnings per share would have been $1.68.

6.      COMMITMENTS AND CONTINGENCIES

Litigation

As discussed in Note 9 of the Notes to Consolidated Financial Statements included in the 1997 Form 10-K, the Company was advised in 1986 that it was a potentially responsible party ("PRP") with respect to an oil reclamation site operated by an unaffiliated company in Walker, Louisiana. To date, the Company and certain of the other PRPs (the "Funding Group") for the site have funded the site's remediation expenses, PRP identification expenses and related costs for the participating parties. As of September 30, 1998 such costs totaled approximately $19.0 million, of which the Company has funded approximately $4.0 million. Since 1988, the Funding Group filed petitions to add a number of companies as third-party defendants with regard to the remedial action. The Funding Group has agreed to settle with the majority of these companies. All funds collected are placed in escrow to fund future expenses. At September 30, 1998, the balance of the escrow was $8.5 million, which is to be used to fund any ongoing remediation expenses. The Company will not be required to fund any future assessments until the balance in escrow is depleted. There are additional settlements being negotiated which could add to the balance in escrow.

Additional remedial work scheduled for the site includes completion of studies and if required by the results of these studies, subsequent remediation. Following completion of any such required additional remediation, it will be necessary to obtain Environmental Protection Agency approval to close the site, which consent may require subsequent post-closure activities such as groundwater monitoring and site maintenance for many years. The Company is not able to estimate the final costs for any such additional remedial work or post-closure costs that may be required; however, the Company believes that its proportionate share of expenditures for any additional work will not have a material impact on the Company's consolidated financial statements. In addition, the Company and other members of the Funding Group have entered into a final cost sharing agreement under which all parties have agreed that there would be no re-allocation of previous remediation costs, but that future remediation costs would be established by a formula. Under this agreement, the Company's share of future costs will not exceed 17.5%.

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

Guarantee

Pursuant to agreements related to the University of New Orleans ("UNO")/Avondale Maritime Technology Center of Excellence (the "Center"), the Company has agreed to guarantee indebtedness with a principal amount not to exceed $40 million for expenditures incurred by the UNO Research and Technology Foundation, Inc. (the "Foundation") for the construction of the facility and the acquisition of computer-aided design technology. Under the terms of a Cooperative Endeavor Agreement, the State of Louisiana made a non-binding commitment to appropriate $40 million, plus interest, in installments over a period from 1997 through 2007 for donation to the Foundation for purposes of servicing the debt incurred in connection with construction of the Center. Avondale and the Foundation anticipate that appropriations by the State will be sufficient for the Foundation to service its debt. However, if the State's appropriations are insufficient, Avondale will ultimately be required to repay any remaining debt. The Company's guarantee is unsecured. As of September 30, 1998, the Foundation had incurred $35.6 million of costs to construct and equip the Center. In connection with its non-binding commitment, the State appropriated and paid $3.8 million during 1997 and $6.5 million in 1998, representing the first two installments to the Foundation.

Letters of Credit and Bonds

In the normal course of its business activities, the Company is required to provide letters of credit and bonds to secure the payment of workers' compensation obligations, other insurance obligations and to provide a debt service reserve fund related to $34.4 million of Series 1994 industrial revenue bonds. Additionally, under certain contracts the Company may be required to provide letters of credit to secure certain performance obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to approximately $32.3 million at September 30, 1998 and December 31, 1997.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended September 30, 1998 and 1997 and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

Overview

The Company continued its trend of improvement in its operating results compared to the same periods in the prior year. Income from operations increased 13% for both the third quarter of 1998 and the first nine months of 1998 compared to the same periods in the prior year. Further, net income increased 14% for the third quarter and 17% for the first nine months of 1998 over the same periods in 1997.

The Company's firm backlog at September 30, 1998 was approximately $1.6 billion (including estimated contract escalation) exclusive of unexercised options aggregating approximately $971 million held by the U.S. Navy (the "Navy") (including estimated contract escalation) and approximately $328 million held by a commercial customer for additional ship orders. During 1998, the Navy exercised a portion of its option for a seventh Strategic Sealift vessel relating to approximately $64 million for long lead time materials. The balance of approximately $176 million for this option is exercisable by the Navy during the first quarter of 1999. Also, in July 1998, the Navy exercised a contract modification, relating to approximately $78 million authorizing the procurement of long lead time materials for construction of a second vessel in the LPD-17 program. The Navy's option on the remainder of the second LPD vessel is exercisable before the end of 1998. In addition, during September 1998 the Company's firm backlog was complemented with further commercial work as ARCO Marine, Inc. ("ARCO") of Long Beach, California, exercised an option for a third double-hulled crude oil carrier, valued at approximately $164 million. ARCO holds options for two additional ships under terms of its contract with the Company.

During the first quarter of 1998, the Company delivered the LSD-CV 52 to the Navy representing the fourth and final ship of this class constructed by the Company under two contracts. In addition, the Company expects to complete and deliver the first of a contract to construct six Strategic Sealift ships during the fourth quarter of 1998.

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

Results of Operations

The Company recorded net income of $7.9 million, or $0.59 per share, for the third quarter of 1998 compared to $6.9 million, or $0.48 per share, for the third quarter of 1997. For the first nine months of 1998, the Company recorded net income of $22.9 million, or $1.63 per share, compared to $19.6 million, or $1.35 per share, for the same period in 1997. Per share amounts are on a diluted basis.

Income from operations for the quarter and nine months ended September 30, 1998, increased $1.5 million, or 13%, and $4.1 million, or 13%, respectively, compared to the prior year periods. The improvement in the Company's operating results for the third quarter and first nine months of 1998 compared to the same periods of the prior year primarily reflect operating profits recognized on the contracts to construct the six Strategic Sealift ships, the Icebreaker and the LSD-CV 52. Also contributing to the 1998 operating results were profits recorded by the Company's wholesale steel, modular construction and marine repair operations.

Sales for the third quarter of 1998 increased $38.8 million, or 24%, to $198.0 million compared to $159.2 million for the third quarter of 1997 while sales for the first nine months of 1998 reflected an increase of $116.5 million, or 26%, compared to the same period in the prior year. The increase in sales in the current periods is primarily a result of increased costs associated with contracts in the initial stages of construction. In the third quarter and nine months ended September 30, 1998, the Company recorded increased sales on the contracts to construct the two 125,000 DWT double-hulled crude oil carriers (both of which are scheduled for delivery in 2000), the six Strategic Sealift ships (the last of which is expected to be delivered in 2001), and the LPD-17 (expected to be delivered in 2002). The double-hulled crude oil carrier and LPD 17 contracts are in the initial stages of construction resulting in significant engineering design and material acquisition costs. The increases noted above were partially offset by decreased sales recorded on contracts that are at or near completion. The Company recorded decreased sales on the contract to retrofit four single-hulled commercial tankers with new double hulls (the last of which was delivered in September 1997) and the contracts to construct the Icebreaker (expected to be delivered in the second quarter of 1999), the LSD-CV 52 (delivered in February 1998), the 100 river hopper barges (the last of which was delivered in November 1997) and the four coastal MHCs (the last of which was delivered in January 1997).

Gross profit for the third quarter and first nine months of 1998 increased $3.7 million, or 19%, and $7.1 million, or 12%, respectively, compared to the same periods in 1997. However, the gross profit margin percentage decreased approximately 0.6% and 1.4%, respectively, for the three and nine months ended September 30, 1998 compared with the same periods in the prior year. The decreases in gross profit margin percentages are primarily attributable to the fact that the LPD-17 and the two double-hulled crude oil carriers are in the initial stages of contract performance which result in significant engineering design and material acquisition costs recorded as sales with little or no corresponding gross profit. The Company does not begin profit recognition until final results can be estimated with reasonable accuracy. Refer to the 1997 Form 10-K for a discussion of the Company's policies and procedures for revenue recognition. In addition, as stated above, the Company includes in its consolidated financial statements costs incurred and award fees paid to other members of the alliance in the LPD-17 program as sales and cost of sales with no gross profit margin.

Selling, general and administrative ("SG&A") expenses increased $2.3 million, or 26%, in the third quarter of 1998 and $3.0 million, or 12%, for the first nine months of 1998 compared to the same periods in 1997. The increase in SG&A expenses was due primarily to an increase in proposal preparation and related costs in 1998 in connection with U.S. Government and commercial shipbuilding opportunities and the rental and maintenance of advanced technology in connection with the Company's focus on enhancing overall efficiency.

Other income increased $1.2 million, or 55%, for the first nine months of 1998 compared to the same period in the prior year while other income for the third quarter of 1998 remained relatively consistent with the same period in 1997. The increase for the first nine months of 1998 is primarily attributable to an increase in interest income resulting from significantly higher cash and cash equivalents available for investment during the period preceding the stock repurchase.

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

Year 2000

In accordance with the U.S. Securities and Exchange Commission's ("SEC") Staff Legal Bulletin No. 5 and the SEC's subsequent interpretive release, the Company has assessed both the cost of addressing and the cost or the consequence of incomplete or untimely resolution of the Year 2000 issue. This process includes:
(a) the development of Year 2000 ("Y2K") awareness, (b) a comprehensive review to identify systems that could be affected by the Y2K issue, (c) an assessment of potential risk factors (including noncompliance by the Company's suppliers, subcontractors and customers, including the U.S. Navy), (d) the allocation of required resources, (e) a determination of the extent of remediation work required, (f) the development of an implementation plan and timetable, and (g) the development of contingency plans.

In response to the Y2K issue, Avondale established its own team as a collaborative effort involving key Company personnel. In addition, the Company commissioned an outside consultant to make inquiries and provide observations relating to the Company's plan for identifying and resolving Y2K issues within its information technology ("IT") systems. The consultant discussed its observations with members of senior management. A major observation of the consultant identified some segments of the Company's overall accounting system as non-compliant. As a result, management considered several alternatives for remediating non-compliant systems including: repairing/modifying only those systems, replacing only those systems or developing a more comprehensive solution. After a thorough review of all options, the Company decided to replace its entire accounting systems software. The acquisition and implementation of this replacement software is projected to cost approximately $6.0 to $7.0 million.

The Company has established a two-phased approach for its solution of the Y2K issue which includes: assessment of each system's compliance with the Y2K issue, and the testing and modification/replacement of non-compliant systems. The Company's remediation plan focuses on both IT systems as well as non-IT systems which are integral to the Company's operating and support functions. This plan includes both replacement and upgrades of these systems or equipment.

The Company is incurring both internal staff costs as well as consulting and other expenses relating to these issues. All costs related to remediating the Y2K issue will be funded with cash on hand. Expenditures, including consulting fees and other expenses, have totaled approximately $310,000 since the inception of the Company's Y2K effort. Approximately $280,000 has been expended in 1998 and total aggregate expenditures for both IT and non-IT systems remediation and testing are projected to be approximately $7.0 to $9.0 million, including the business systems software discussed above much of which is not required for remediation of the Company's Y2K issue. The Company expects to complete its remediation of non-compliance systems during the first six months of 1999.

In addition, the Company is in the process of initiating communications with its significant suppliers, large customers (including the U.S. Navy), subcontractors and others to determine the extent to which the Company is vulnerable to these third parties' failure to remediate their own Y2K issues. The Company can give no assurance that the systems of these third parties on which the Company relies will be remediated on time or that failure to remediate by them would not have a material adverse effect on the Company.

If the  Company is unable to timely  resolve  Y2K issues  inherent in its IT and non-IT systems or any of the Company's significant suppliers, customers, subcontractors and others are unsuccessful in resolving Y2K issues inherent in their own systems and existent in machinery, equipment, and other systems supplied to the Company, the Company may experience some operating disruption. However, although the Company cannot give assurance on the Y2K issue, based on current information, the Company does not expect such disruptions to be severe and therefore does not expect unsatisfactory resolution of Y2K issues by the Company or its significant suppliers, customers, subcontractors and others to
have  a  material  adverse  impact  on  the  Company's   consolidated  financial
statements.

The Company believes that it will successfully implement its Y2K remediation plan on schedule and will be Y2K compliant before the end of 1999. However, management believes that there is a risk that significant suppliers, customers, subcontractors, and others on whom the Company's finances and operations largely depend may experience their own Y2K problems that could affect the Company's operations or financial position. Such risks include but are not limited to: the inability of the Company to retain qualified personnel and outside consultants to successfully remediate Y2K issues and implement the new business system as demand for their services rises due to other companies' unanticipated or more severe Y2K problems; the inability of the Company's customers, including the U.
S. Navy, to accurately and timely pay invoices; the inability of the Company to access necessary capital from lenders or other sources when required; and the inability of the Company's significant suppliers, customers, subcontractors and others to provide the necessary materials, services, or systems required to run the Company's business.

If the Company does experience severe Y2K financial and operating difficulties, notwithstanding its efforts to avoid or mitigate Y2K issues in its own systems or adverse effects of Y2K issues experienced by third parties on whom the Company relies, the Company is in the process of developing a contingency plan. The development of this plan is the current focus of senior management.

The Company will continue to review its plan for solution of Y2K issues for effectiveness. As such, the Company can give no assurance that the estimated costs herein for solving its own Y2K issues or the estimated impact of Y2K issues on the Company's financial condition and operations will not be revised as a result of the facts that become known to the Company.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $58.2 million at September 30, 1998 as compared to $81.8 million at December 31, 1997. The Company's operations generated approximately $35.9 million of cash for the nine months ended September 30, 1998. The Company's primary use of cash during the first nine months of 1998 was the repurchase of 1.25 million shares of the Company's common stock for $36.3 million. Other uses of cash in the current nine month period consisted of capital expenditures of $20.1 million and payments on long-term borrowings of $3.0 million.

As discussed above, during the second quarter of 1998, the Company completed a tender offer purchasing 1.25 million shares of its common stock at $28 7/8 per share. Under the terms of the offer, the Company invited its shareholders to tender their shares at prices ranging from $26 1/2 to $29 per share as specified by each shareholder. The total cost to the Company of completing the tender was approximately $36.3 million, including legal, consulting and other professional fees. The total shares repurchased represented approximately 8.6% of the outstanding shares at that date, and following the tender, the Company had approximately 13.2 million shares of its common stock outstanding. The transaction was funded using existing cash balances.

Capital expenditures for the first nine months of 1998 increased $14.4 million to $20.1 million compared to $5.7 million for the same period in 1997. This increase is primarily attributable to plant improvements and equipment additions which are designed to improve the Company's operating efficiency. The Company continues to evaluate investment opportunities, particularly productivity and technology-focused capital expenditures, in order to enhance the Company's overall efficiency and provide for future growth. As a result, the Company expects to increase capital spending during the next several years above the levels of 1996 and 1997. Included in this increased spending is approximately $7.0 million in connection with the acquisition and implementation of new integrated business systems software.

The Company's $65 million revolving credit agreement (the "agreement") provides liquidity for working capital purposes, capital expenditures and letters of credit. At September 30, 1998, there were approximately $11.3 million of letters of credit issued against the agreement leaving approximately $53.7 million of liquidity available to Avondale for operations and other purposes. There have been no borrowings under the agreement since its inception in 1994. Continuing access to the agreement is conditioned upon the Company remaining in compliance with the covenants contained therein. At September 30, 1998, the Company was in compliance with such covenants. The Company believes that its capital resources will be sufficient to finance current and projected operations, existing debt service requirements and planned capital expenditures.

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

The Foundation is the borrower on all indebtedness incurred to construct and equip the Center. Under the terms of a Cooperative Endeavor Agreement, the State of Louisiana made a non-binding commitment to appropriate $40 million, plus interest, in installments over a period from 1997 through 2007 for donation to the Foundation for purposes of funding the Center. Avondale and the Foundation anticipate that appropriations by the State will be sufficient for the Foundation to service its debt. However, if the State's appropriations are insufficient, Avondale will ultimately be required to repay any remaining debt. The Company's guarantee is unsecured. As of September 30, 1998, the Foundation had incurred $35.6 million of costs to construct and equip the Center. In connection with its non-binding commitment, the State appropriated and paid $3.8 million during 1997 and $6.5 million in 1998, representing the first two installments to the Foundation.

Cautionary Statement for Purposes of ASafe Harbor@ Provisions of the Private
  Securities Litigation Reform Act of 1995

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

                           PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

              (a)     Exhibits

                       3.1   Articles of Incorporation of the Company(1).

                       3.2   Bylaws of the Company(2).

                     10.10 Amended and Restated Revolving Credit Agreement dated January 29, 1997, effective April 30, 1997, among Avondale Industries, Inc., various financial institutions signatory thereto ("the Banks") and Bank of America National Trust and Savings Association as the Agent for the Banks, (without exhibits and schedules)(3).

                             (d)  Fourth   Amendment  to  Amended  and  Restated
                                  Revolving Credit Agreement, dated September 12, 1998.

                        15   Letter re: unaudited interim financial information.

                        27   Financial Data Schedule

               (b)      Reports on Form 8-K:

                             Not applicable.

---------------

(1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                AVONDALE INDUSTRIES, INC.


Date:  November 13, 1998                      By: /s/ ALBERT L. BOSSIER, JR.
       -----------------                          --------------------------
                                                      Albert L. Bossier, Jr.
                                                      Chairman, President &
                                                      Chief Executive Officer





Date:  November 13, 1998                      By: /s/ THOMAS M. KITCHEN
       -----------------                          --------------------------
                                                      Thomas M. Kitchen
                                                      Corporate Vice President &
                                                      Chief Financial Officer

                                  EXHIBIT INDEX


Number                  Description

     3.1       Articles of Incorporation of the Company(1).

     3.2       Bylaws of the Company(2).


    10.10 Amended and Restated Revolving Credit Agreement dated January 29, 1997, effective April 30, 1997, among Avondale Industries, Inc., various financial institutions signatory thereto ("the Banks") and Bank of America National Trust and Savings
               Association as the Agent for the Banks, (without exhibits and schedules)(3).

               (d) Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated September 12, 1998.

    15         Letter re: unaudited interim financial information.

    27         Financial Data Schedule

---------------

(1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.