Form 10-K
period 1998-12-31
AVONDALE INDUSTRIES INC
filed 1999-02-23
CIK 829444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998
| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at December 31, 1998 was approximately $331,156,568.

         The number of shares of the Registrant's common stock, $1.00 par value per share, outstanding at December 31, 1998 was 13,254,066.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting have been incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1.           Business.

Overview

      Avondale Industries, Inc. ("Avondale" or the "Company") is one of the largest shipbuilders in the United States, specializing in the design, construction, conversion, repair and modernization of various types of ocean-going vessels for the military and commercial markets. A majority of Avondale's contracts in recent years has been for the construction of U.S. Navy surface ships, although it secured its largest ever commercial contract in 1997 from ARCO Marine, Inc. for the construction of two 125,000 Dead Weight Tons ("DWT") crude oil carriers for the Jones Act Trade. Management believes the Company's low cost structure, experienced and skilled work force, technological capabilities, sophisticated construction processes and extensive experience in building a variety of military and commercial vessels, position the Company as one of the most cost-efficient and versatile shipbuilders in the United States. At December 31, 1998, the Company's shipbuilding backlog (the "firm backlog") was approximately $2.0 billion (including estimated contract escalation), exclusive of unexercised options aggregating approximately $490 million held by the U.S. Navy (including estimated contract escalation) and approximately $330 million held by a commercial customer for additional ship orders.

      In December 1996, an alliance led by the Company was awarded a $641 million contract to construct the initial ship in the U.S. Navy's LPD program (see glossary of selected industry terms). The original contract provided for options exercisable by the U.S. Navy for two additional LPD vessels. The first of these options was exercised in December 1998. For additional information on the LPD-17 award, see "-U.S. Government." Also, in June 1997, the Company signed a $332 million contract with ARCO Marine, Inc.("ARCO") of Long Beach, California, for the construction of two 125,000 DWT crude oil carriers for the Jones Act Trade. These vessels are to be built with double hulls in compliance with the Oil Pollution Act of 1990 (see "-Commercial Shipbuilding"). The contract, which is the largest commercial contract in the Company's history, also provided for options valued at approximately $500 million that are exercisable by ARCO for three additional ships. The first option was exercised in September 1998. Management believes that securing the LPD and ARCO contracts has conferred several immediate and substantial benefits upon the Company. Among other things, the Company has substantially bolstered its visibility and competitive posture by demonstrating the ability to compete successfully for contracts based on the high level of its technical, engineering and production skills, as well as its competitive prices. In addition, the backlog created from these contract awards provides a strong foundation that will allow the Company to compete aggressively for future shipbuilding opportunities.

      On January 19, 1999, Avondale announced a proposed merger with a subsidiary of Newport News Shipbuilding Inc. which would result in Avondale becoming a subsidiary of Newport News. The proposed merger would create a broad-based shipbuilding company capable of designing, building and maintining every type of ship used in the U. S. Navy, Coast Guard, and commercial fleets. The proposed merger is structured as a stock-for-stock transaction and is subject to regulatory and shareholder approval. Upon consummation of the proposed merger, each Avondale share would be exchanged for a maximum of 1.25 and a minimum of 1.15 of Newport News Shipbuilding Inc. shares based on the average closing price of Newport News shares during the fifteen day trading period ending on the fourth trading day prior to the shareholder vote. If such average closing price is $28.40 or less, Avondale shareholders would receive 1.25 Newport News shares for each Avondale share. If such price is $30.87 or more, Avondale shareholders would receive 1.15 Newport News shares for each Avondale share. If such price is between $28.40 and $30.87, Avondale shareholders would receive that number of Newport News shares determined by dividing $35.50 by such price, or between 1.25 and 1.15 Newport News shares. Avondale and Newport News expect to finalize the transaction during the second quarter of 1999.

      On February 22, 1999, Avondale and Newport News announced that their proposed merger had been cleared by the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The antitrust clearance satisfies an important condition to the closing of the transaction, which remains subject to the approval of the shareholders of both companies and to the consent of the Administrator of the Maritime Administration of the Department of Transportation.

      In addition, on February 18, 1999, the Company announced that it had been advised by Newport News that Newport News had received an unsolicited offer from General Dynamics Corporation ("General Dynamics") proposing to acquire Newport News for $38.50 per share in cash, subject to due diligence and regulatory clearance. Although the General Dynamics offer did not specifically ask Newport News to terminate its agreement with Avondale, the offer did state that Newport News' proposed merger with Avondale would create antitrust problems in a combination of General Dynamics and Newport News.

      Newport News has advised General Dynamics that it is not prepared to evaluate the General Dynamics proposal until it obtains reliable assurance that a combination of General Dynamics and Newport News would not be opposed by the Department of Defense and Department of Justice. To that end, Newport News made a request to the Department of Defense seeking a prompt indication of the
Department's position on the General Dynamics proposal. At the date of this Form 10-K, the Department of Defense has not responded to the Newport News request. Pending any such determination, Newport News and the Company have each publicly expressed their full commitment to the Newport News-Avondale merger.

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

      Initially, Avondale capitalized on the U.S. Navy shipbuilding opportunities through its construction of five auxiliary oilers ("AOs") during the early 1980s. Since AOs are essentially oil tankers modified to meet certain military requirements, they were a natural extension of the types of ships previously built by Avondale.

      During the remainder of the 1980s and the first part of this decade, Avondale steadily expanded the range of vessels that it built for the U.S. Navy. The Company principally focused on those vessels that were related to predecessor vessels constructed by Avondale, where the Company could best capitalize on its prior experience and proven capabilities. Among the U.S. Navy vessels built or under construction during this period were sixteen T-AOs, five LSDs, four LSD-CVs, five AOJs (which constituted conversions of AOs previously built by Avondale), one T-AGS 45, fifteen LCACs, four MHCs and three SL 7 conversions. The Company's workload in the second half of the 1990's has been dominated by the Sealift, ARCO, and LPD vessels.

      With the end of the Cold War and the pressure of domestic budget constraints, spending for new vessel construction by the U.S. Navy has been reduced substantially, with the rate of new vessel construction reduced to approximately 50% of that in the 1980s. However, in January 1999, President Clinton announced a plan to increase the budget for military spending over the next six fiscal years thereby increasing the U. S. Navy's budget by approximately $2.7 billion for fiscal year 2000. Management believes that Avondale's versatility will continue to be a significant factor in its ongoing efforts to obtain shipbuilding contracts, which efforts have also been bolstered by Avondale's experience in building vessels comparable to those currently in demand.

      U.S. Government. In addition to the contract award by the U.S. Navy to build the first LPD ship, the alliance was awarded options, exercisable by the U.S. Navy, for two additional ships of the LPD class, the first of which was exercised in December 1998. It is expected that a total of twelve ships will be built under the LPD program. The members of the alliance, Bath Iron Works ("Bath"), Raytheon Company ("Raytheon") and the Company submitted a joint bid with the Company as the prime contractor. Under the terms of an agreement between the alliance members, the Company will build the vessel covered by the December 1996 contract and the December 1998 option that was exercised, while Bath would construct the third of the three LPD vessels if exercised by the Navy. Raytheon will be responsible for total ship integration. The alliance will use an advanced three-dimensional ship design and product modeling technology for the design and manufacture of these ships.

      The first  three  vessels of the LPD program  will be built  pursuant to a cost-plus-award fee contract, with the Company, Raytheon and Bath each being entitled to reimbursement for its respective allowable costs in performing the contracts as such costs are incurred. The contract provides for the payment of an award fee to the members of the alliance, the amount of which is dependent upon the results of periodic evaluations of contract performance and will be paid incrementally upon completion of each periodic evaluation. Pursuant to the subcontracting agreements between the Company and each of Bath and Raytheon, any award fees earned by the alliance will be distributed to the alliance members in proportion to each member's performance and participation in the construction of the vessel during the period for which the award was granted. Unlike the Company's other principal shipbuilding contracts where profits are recognized under the percentage-of-completion method of accounting, the Company will record profits on the LPD contract as the incremental awards are determined. In addition, although the LPD contract is on a cost-plus-award fee basis, the ability of Avondale to realize any incremental award fee is dependent not only upon its ability to perform its contractual obligations but also the satisfactory performance by other members of the alliance.

      In accordance with the U.S. Navy's requirement of a streamlined contractual relationship, the alliance's agreement provides that the Company will act as the prime contractor for all three vessels, and as such, the Company will be responsible for submitting invoices for not only its own costs, but also any costs incurred by Bath and Raytheon. Accordingly, all such amounts relating to contract performance by alliance members Bath and Raytheon will be reflected as sales and cost of sales in the Company's consolidated financial statements.

      The Company's LPD backlog at December 31, 1998 includes approximately $910 million, which amount is the aggregate of the estimated cost to complete the LPD-17 and the LPD-18 plus the maximum award fee that could be payable to Avondale and the alliance. However, a substantial portion of the reported backlog for the first vessel is related to work to be performed by the other alliance members. To the extent that the Company's revenues include costs incurred by and award fees paid to the other alliance members, such revenues will be recorded with no corresponding operating profit margin.

      If the U.S. Navy proceeds with its previously announced intention to construct additional LPD ships beyond the original contract, the Company anticipates that future contracts for such vessels may provide for alternative pricing arrangements, such as fixed-price incentive or fixed-price (see "- Government Contracting").

      The U.S. Navy has stated its expectation that the LPD vessels will be an important element in its amphibious operations over the next three decades, replacing more than 36 ships nearing the end of their useful lives and approaching decommissioning. In 1995, Congress appropriated $974.0 million for the construction of the first of an anticipated twelve ships under the LPD program. During 1998, the Company was awarded a contract for approximately $391 million for the LPD-18. In addition, the President's initial fiscal year 2000 budget provides funding for both the LPD-19 and LPD-20. Management believes that the award to the Company-led alliance of the contract to construct the initial LPD ship and the subsequent exercise of the option for the second ship significantly enhance the competitive position of the alliance in its pursuit of the remaining nine LPD ships. Should the U.S. Navy award contracts to the alliance to construct all twelve ships, the Company would construct eight ships and Bath would construct four ships.

      Also included in the current firm backlog for the military are contracts to construct six Sealift ships with a remaining backlog of approximately $669 million (including estimated contract escalation). The Sealift ships, each of which contains approximately 400,000 square feet of cargo space, are designed to assist in the rapid transportation and deployment of military personnel, equipment and supplies, and are comparable to other vessels, such as auxiliary and amphibious support ships that have been previously delivered by Avondale to the military. The first Sealift ship was delivered in 1998 with the final ship scheduled for delivery in 2001.

      While it represents only $30.9 million of the funded backlog, the contract to construct the Icebreaker, which is scheduled for delivery in the middle of 1999, will occupy a significant portion of management's time and resources in the first half of the year. The Icebreaker is a research vessel for the U. S. Coast Guard that will be able to operate in polar regions. The fixed price incentive contract for this vessel was awarded in 1993.

      Although no significant new U.S. Navy shipbuilding programs are anticipated to be contracted during 1999, it is expected that additional U.S. Navy shipbuilding opportunities, including a series of ADC(X) vessels and the Joint Command and Control Ship (JCC(X)) will become available shortly thereafter. The ADC(X) is a new class of auxiliary vessels designed to deliver food, ammunition and other supplies to the U.S. Navy fleet. It has been reported that the Navy has a projected need for ten to twelve of these vessels with the first vessel expected to be awarded in 2000 and enter service in 2006.

      The JCC(X) is envisioned as a new class of ships designed to house sophisticated and unified command and control capabilities that coordinate the operational activities of all of the military branches. It is believed that improved coordination of the services' command and control functions is possible because of improvements in communication technology. It has been reported that the Navy has a projected need for four of these vessels with the first vessel expected to be awarded in the 2004-2005 timeframe.

      Finally, during August 1998, the Avondale Deepwater Alliance, which includes Avondale as the prime contractor, Boeing, DAI, Inc., John J. McMullen Associates, Inc. and Raytheon Systems Company, was one of three teams which were selected to proceed with a Phase I study related to the Coast Guard Deep Water project. This funded contract is designed to assist the U.S. Coast Guard in developing a strategy to acquire 30-40 multi-purpose ships to replace its existing high and medium endurance cutters, as well as aircraft, patrol boats and certain command and control systems. The total value of this program is estimated at approximately $8 billion. Upon completion of the Phase I study, it is anticipated that the U.S. Coast Guard will move into Phase II, during which the remaining team or teams will refine their proposals. Phase III will involve the selection of one team for procurement. It is anticipated that the first construction contract will be awarded to the successful bidder during 2002.

      Commercial Shipbuilding. Two legislative enactments in the early 1990s enhanced U.S. commercial shipbuilding opportunities. In late 1993, Congress amended the loan guarantee program under Title XI of the Merchant Marine Act, 1936, to permit the U.S. government to guarantee loan obligations of foreign vessel owners for foreign-flagged vessels that are built in U.S. shipyards. Title XI authorizes MARAD to guarantee debt with a term of up to 25 years in an amount up to 87.5% of the vessel cost, thereby enabling shipowners to obtain financing on more favorable terms than those currently offered by other countries having guarantee or subsidy programs for foreign nationals similar to Title XI. These 1993 amendments expanded Title XI in a manner that has created commercial shipbuilding opportunities for U.S. shipyards.

      The Oil Pollution Act of 1990, which requires the phased-in transition of single-hulled tankers and product carriers to double-hulled vessels beginning January 1, 1995, created a demand for the retro-fitting of existing tankers and the construction of new double-hulled tankers, as oil and energy companies and other ship operators upgrade their fleets to comply with this legislation. Industry analysts believe that other countries may pass laws comparable to the Oil Pollution Act of 1990, which would further increase worldwide demand for double-hulled product carriers.

      The demand for double-hulled tonnage manifested itself for Avondale in 1997 when the Company signed a $332 million contract with ARCO for the construction of two double-hulled crude oil carriers. This contract, the largest commercial contract ever signed by Avondale, also provided for options exercisable by the customer for three additional ships. In September 1998, ARCO exercised the first of these options for a third vessel. The Company believes that the receipt of these commercial contracts was assisted by its prior experience in constructing three double-hulled T-AOs on behalf of the U.S. Navy and the $143.9 million contract completed in 1997 to retrofit four single hull tankers with double-hulled forebodies for a U.S. shipping company. The options for the fourth and fifth vessels under the 1997 contract expire June 1, 1999 and January 1, 2000, respectively. With the depressed state of crude oil prices, ARCO announced plans to reduce costs and capital spending. To this end, ARCO and the Company agreed to delay the deliveries of the three vessels currently under contract by up to 16 months and the customer has agreed to pay the Company its estimated out-of-pocket expenses for completing the vessels in a later time frame. There can be no assurance that ARCO will exercise its remaining options given its cost and spending reduction plans.

      Prior to 1997, legislation was introduced in the U.S. Congress that would implement a December 1994 trade agreement among the United States, the European Union, Finland, Japan, Korea, Norway and Sweden (which collectively control over

75% of the market share for worldwide vessel construction) negotiated under the auspices of the Organization for Economic Cooperation and Development (the "OECD Agreement"). The OECD Agreement and related accords seek, among other things, to eliminate government subsidies provided to commercial shipbuilders and to adopt a uniform standard of government credit assistance for foreign nationals. Under these multilateral accords, each participating nation agreed not to provide credit assistance to foreign nationals in excess of 80% of the vessel construction price, and to limit credit assistance to a term not to exceed twelve years. Congress failed to adopt or ratify the OECD Agreement in 1997 and in 1998. Proponents of the OECD Agreement may seek to have it reconsidered in 1999 and, if such legislation were enacted by Congress in its current form, the Title XI guarantee program would be modified to be in accord with the uniform credit assistance standards mandated under the OECD Agreement, thereby eliminating the advantages available to U.S. shipyards under the 1993 Title XI amendments.

      Avondale is currently unable to assess whether legislation implementing the OECD Agreement will be enacted by Congress or the ultimate impact that such legislation may have on its prospects for additional commercial work. Although the OECD Agreement promotes the goal of eliminating commercial shipbuilding subsidies by signatory nations, there can be no assurance that certain safeguards in the agreement will not be circumvented or will be adequately enforced. In addition, Avondale cannot predict whether worldwide commercial shipbuilding opportunities will continue to flow to foreign shipyards located in signatory nations (which may have developed structural competitive advantages as a result of their long histories of subsidization) or will be diverted to non-signatory nations. If the competitive advantages of the current Title XI guarantee program are eliminated and the OECD Agreement fails to achieve its objectives, Avondale's ability to compete for international commercial shipbuilding contracts will be further limited, notwithstanding the increased opportunities that are expected to arise as vessels of the worldwide tanker and product carrier fleet approach the end of their useful lives.

      Legislative initiatives seeking to rescind or substantially modify the provisions of the Jones Act, which mandates the use of U.S.-built ships for U.
S. coastwise trade, are introduced in Congress from time to time, and are expected to be introduced in the future. Although management believes it is unlikely the Jones Act will be rescinded or materially modified in the foreseeable future, there can be no assurance to this effect with respect to the Jones Act or any other law or regulation benefitting U.S. shipbuilders.

      Although current Jones Act opportunities have been diminished as the continued low prices of oil and natural gas have caused exploration companies to cut their capital budgets, the Company believes that, if oil prices recover, significant domestic commercial shipbuilding opportunities could become available during the next five years. Future commercial opportunities include the retrofitting of existing tankers or product carriers and construction of new double-hulled tankers or product carriers for the Jones Act Trade to replace vessels taken out of service pursuant to the Oil Pollution Act of 1990. Management believes a significant volume of such work as described herein could become available before 2005, with orders being placed during the next several years.

      Technological Innovations. To assure that its shipyard remains among the most modern in the world, Avondale regularly reviews and assesses its construction and production processes. In this regard, Avondale often consults with other highly successful shipbuilding companies concerning advances in shipbuilding technology. In the early 1980s, the Company was among the first of U.S. shipyards to successfully implement modular construction techniques that had been previously perfected by Japanese shipbuilders. Management believes these techniques were a major factor in Japan's dominance of the commercial shipbuilding market during the 1970s and 1980s. Avondale obtained its modular construction capabilities and "know-how" pursuant to an agreement with Ishikawajima-Harima Heavy Industries Co., Ltd., one of Japan's largest shipbuilders, which worked with Avondale to change its manufacturing and design processes and to train Avondale's employees. Modular construction afforded Avondale significant production efficiencies in the installation of ship systems, largely due to the greater ease with which such systems could be installed in open modules rather than closed-in hulls. As a result of these efforts, Avondale realized substantial improvements in labor productivity.

      In  addition,  in 1994  the  Company  entered  into a  technology  sharing agreement with AESA of Spain, regarded as an innovative and successful world-class shipyard. After an on-site review of Avondale's shipyard by AESA, as well as a review by Avondale of current shipbuilding technology in other countries, Avondale invested approximately $20 million in capital improvements designed to increase efficiency by improving production flow. In particular, the Company integrated certain assembly-line techniques with its modular construction processes. To that end, the Company built a covered facility that houses production lines dedicated to both military and commercial ships. Avondale believes that the sheltering of the production process and the introduction of assembly line procedures have both enhanced production efficiencies and lowered unit production costs.

      Because the construction of commercial vessels, particularly the product carriers that Avondale has traditionally built, places an emphasis on steel fabrication rather than the complex technological outfitting involved in U.S. naval construction, Avondale's ability to compete effectively for additional commercial work has been enhanced by this new assembly-line process.

      An important element in the Company's success in obtaining the LPD-17 contract award was the Company's enhanced computer-aided design and product modeling capabilities. The enhancement was made possible through a cooperative endeavor between the Company, the University of New Orleans (the "University" or "UNO"), the University of New Orleans Research and Technology Foundation, Inc. (the "Foundation") and the State of Louisiana. Pursuant to the terms of various agreements, the Foundation has purchased hardware and software required to implement the extensive three-dimensional ship design and Integrated Product Data Environment ("IPDE") technology. This technology also provides for sophisticated storage, management and retrieval of data for future projects. Among its other features, the technology permits engineering, production and material procurement tasks to be performed cooperatively, thus enhancing the efficiency of the design phase. The IPDE captures data in digital form at creation and then organizes, integrates, maintains and makes available such data to all program participants. The Foundation has also constructed a 200,000 square foot building on property donated to the University by the Company, adjacent to the Company's main shipyard. This facility, known as the "UNO/Avondale Maritime Technology Center of Excellence," houses this new technology and is an integral part of the Company's efforts to design the lead ship in the LPD program. In addition to the amounts expected to be funded by the State, the Foundation, at the Company's request, is incurring approximately $15.5 million in additional costs to enhance the integration and functionality of the ship design and IPDE technology. The Company is reimbursing the Foundation for these additional amounts as incurred and will capitalize these costs and amortize them over their estimated useful lives in accordance with the Company's stated policies (See Note 1 of the Notes to Consolidated Financial Statements).

Shipbuilding

      The  Company  is  predominantly  engaged  in  the  design,   construction,
conversion, repair and modernization of various types of military and commercial ships.

      The main shipyard facility, which is located on a 270-acre site on the Mississippi River near New Orleans, includes multiple building ways, side launching facilities, a 900-foot floating dry dock/launch platform that permits construction of vessels up to 1,000 feet in length, and a 650-foot floating dry dock principally used for ship repair. The main shipyard is equipped to build almost any type of vessel other than nuclear-powered submarines and aircraft carriers and surface vessels of the largest classes, such as ultra-large crude carriers. Avondale also operates several other facilities in the vicinity of the main shipyard, including its Westwego, La. shipyard, which has been used primarily for boat construction and repair, and its Algiers, La. shipyard, which is used primarily for the repair and overhaul of ocean-going vessels. In addition, the Company operates marine fabrication facilities in Gulfport, Mississippi, and Tallulah, Louisiana, which are currently being used to support marine construction activities.

      The Company continues to be materially dependent on the U.S. Navy's ship construction and conversion programs. The following table sets forth the distribution of marine construction and repair activities during the last five years based on contract billings. As the table indicates, a majority of Avondale's work in the year ended December 31, 1998 was comprised of new military construction.

               Distribution of Marine Construction and Repair Work

                                                                    Years Ended December 31,
                                               1998           1997            1996           1995           1994
                                               ----           ----            ----           ----           ----
U.S. MILITARY:
  New construction                              78%            86%             81%            80%            81%

COMMERCIAL:
  New construction                              21%            12%             17%            16%            11%
  Repair, overhaul and
    conversion                                   1%             2%              2%             4%             8%
                                               ----           ----            ----           ----           ----
       TOTAL                                   100%           100%            100%           100%           100%
                                               ====           ====            ====           ====           ====

      The percentage of new construction has remained relatively constant since 1994. New commercial construction decreased and new U.S. military construction correspondingly increased in 1997 as compared to 1996 and 1995 as the Company substantially completed the double-hulled forebodies and the river hopper barges in early 1997. In addition, new commercial construction increased and new U.S.

military construction correspondingly decreased in 1998 as compared to prior years as the Company began construction of the ARCO crude carriers in late 1997. Also, the percentage of commercial repair, overhaul and conversion work decreased in recent years as compared to 1994 as the Company's work on several contracts with a private contractor for the repair of existing Sealift ships was completed. See "-Other Operations - Repair Operations."

      Government Contracting. Avondale's principal U.S. government business is currently being performed under fixed-price incentive contracts although the recent LPD-17 contract is a cost- plus-award fee contract. Fixed-price incentive contracts provide for sharing between the government and the contractor of cost savings and cost overruns based primarily on a specified formula that compares the contract target cost with actual cost. In addition, fixed-price incentive contracts generally provide for payment of escalation of costs based on published indices relating to the shipbuilding industry. Although all cost savings are shared under fixed-price incentive contracts, cost overruns in excess of a specified amount must be borne entirely by the contractor. The Sealift vessels and the Icebreaker are each being constructed under fixed-price incentive contracts. The LPD-17 contract provides for the payment of all costs that are reimbursable under government contracts. In addition, an award fee is payable periodically after the Navy's evaluation of the alliance's performance in executing the contract's performance goals and objectives. See "- U.S. Government."

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

      Under government regulations, certain costs, including certain financing costs, portions of research and development costs and certain lobbying and marketing expenses, are not allowable costs under fixed-price incentive and cost reimbursable contracts. The government also regulates the methods by which overhead costs are allocated to government contracts.

      U.S. government contracts are subject to termination by the government either for its convenience or upon default by the contractor. If the termination is for the government's convenience, the contracts provide for payment upon termination for items delivered to and accepted by the government, payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit. However, if a contract termination results from the contractor's default, the contractor is paid such amount as may be agreed upon for completed and partially completed products and services accepted by the government. The government is not liable for the contractor's costs with respect to unaccepted items and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contract. In addition, the contractor may be liable for excess costs incurred by the government in procuring undelivered items from another source.

      The continuation of any U.S. Navy shipbuilding program is dependent upon the continuing availability of Congressional appropriations for that program. It is customary for the U.S. Navy to award contracts to build one or more vessels of a program to a contractor together with options (exercisable by the U.S.

Navy) to purchase additional vessels in the program. Generally, contracts to build vessels are not awarded until funds to pay the full contract have been appropriated. However, because Congress usually appropriates funds on a fiscal year basis, funds may never be appropriated to permit the U.S. Navy to exercise options that have been awarded. In addition, even if funds are appropriated, the U.S. Navy is not required to exercise such options.

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

      Due to the complexity of government contracts and applicable regulations, contract disputes with the government may occur in the ordinary course of the Company's business. Based upon management's analysis of each such dispute and advice of counsel, the Company records, if appropriate, an estimate of the amount recoverable upon resolution of such disputes. Although management believes its estimates are based upon a reasonable analysis of such disputes, no assurance can be given that its estimates will be accurate, and variances between such estimates and actual results can be material. The Company believes that adequate provision has been made in its financial statements for this and other normal uncertainties incident to its business with the U.S. Government.

      The Company currently has an issue with the U. S. Navy related to certain materials purchased from a subcontractor for use in the Strategic Sealift program. The materials were purchased based on government-provided specifications which have proven to be defective. In addition to delay and disruption costs, the Company has incurred approximately $12.5 million in direct costs through December 31, 1998 related to this issue. The Company believes that it is entitled to recovery from the U. S. Navy of these costs and has recorded a receivable for the amount of the direct costs incurred to date. While the Company hopes to resolve this issue through negotiation, the Company has engaged legal counsel to assist in the development of a claim.

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

      Vessel Deliveries and Backlog. At December 31, 1998, the Company had a firm backlog of shipbuilding contracts of approximately $2.0 billion (exclusive of unexercised options aggregating approximately $490 million held by the U.S. Navy (including estimated contract escalation) and approximately $330 million held by a commercial customer for additional ship orders) compared with firm backlogs approximating $1.8 billion at December 31, 1997 and 1996, respectively. The Company's firm backlog at December 31, 1998 primarily consisted of approximately $669 million to complete the remaining six Sealift ships, approximately $910 million related to the LPD-17 and LPD-18, and approximately $365 million to complete the 125,000 DWT double-hulled crude oil carriers.

      Vessel deliveries in 1998 and 1997 included one MHC minehunter, the last of four single- hulled commercial tankers retrofitted with double hulls, the remainder of the river hopper barges, one LSD-CV, and the first of seven
Strategic Sealift ships. Vessel deliveries expected in 1999 include the Coast Guard Icebreaker and the second and third Strategic Sealift vessels. The Company plans to continue to actively pursue other government construction and conversion opportunities, as well as commercial opportunities, as they become available.

      The Company has been actively pursuing commercial shipbuilding opportunities but has focused its efforts on the Jones Act market. International commercial shipbuilding opportunities remain limited because shipbuilders in foreign countries are often subsidized by their governments, which allow them to sell their ships for prices below their construction costs. Domestic shipbuilding opportunities that are not affected by foreign subsidies therefore offer better possibilities for the Company. See "-Overview - Commercial Shipbuilding."

      In connection with the bids and proposals that the Company has submitted or plans to submit to various commercial and government customers, no assurance can be given that the Company will be the successful bidder or that the vessels bid on will actually be built.

Other Operations

      Overview. Although the Company has from time to time, on a limited basis, pursued opportunities to diversify its business, management strongly believes that the Company's resources are most profitably employed in marine construction. In the past, the Company sold or discontinued certain of its non-core operations in order to focus on its core shipbuilding business and improve liquidity. The Company will continue to evaluate suitable diversification opportunities, principally those that would not detract from
Avondale's core business but that would utilize the Company's existing facilities and complement the Company's current business activities.

      Modular Construction. The Company has been able to apply its modular construction methods to a variety of non-marine industrial fabrication projects, including a sulphur recovery plant that was shipped to Saudi Arabia for on-site assembly and installation, two cryogenic gas separation systems, two waste disposal units, six gas turbine-driven compressors, six gas turbine- driven salt water injection pumps, six condenser modules for inclusion in a nuclear power plant, and two sled and receiver modules for sub-sea pipeline connections. The Company has also fabricated steel bridge components, a hydroelectric power plant, and an 800-bed floating detention facility that is 625 feet long, 125 feet wide, and five stories high. Sales by this division to unrelated third parties for the years ended December 31, 1998, 1997, and 1996 were $10.3 million, $10.5 million, and $8.5 million, respectively.

      Boat Division. The Company leases a facility equipped for boat construction at its Westwego, Louisiana shipyard that is capable of building vessels up to 450 feet in length, as well as a facility in Gulfport, Mississippi. In 1994 and 1995, the Boat Division delivered three gaming vessels ranging from 210 to 350 feet in length. In 1996 and 1997, the division was primarily engaged in the construction of river hopper barges under a contract signed in 1995. The Boat Division is actively pursuing other projects involving the construction of additional gaming boats as well as passenger vessels and ferries, towboats, offshore supply boats and other vessels. While the division had no active contracts in 1998, sales by this division to unrelated third parties for the years ended December 31, 1997 and 1996 were $6.0 million and $10.2 million, respectively.

      Steel Operations. Through its Steel Sales operation, Avondale sells steel plate and structural steel to the marine and industrial markets in the Gulf Coast region of the United States. Sales by this division to unrelated third parties for the years ended December 31, 1998, 1997 and 1996 were approximately $45.8 million, $42.8 million, and $40.1 million, respectively. The higher sales in 1998 reflect principally the increased construction activity in the Gulf South driven by a resurgence in the oil and gas industry. However, particularly in the second half of 1998, oil and gas construction activity slowed and the devaluation of most Far East currencies resulted in a flood of foreign steel into the U.S. These factors resulted in an oversupply of steel and pricing pressure. As a result, in December 1998, management reviewed the carrying value of its Steel Sales inventory and recorded a $2.2 million pre-tax charge to reduce its carrying value to market prices.

      Repair Operations. At its main shipyard and the Algiers shipyard, Avondale engages in the repair, overhaul and conversion of ocean-going vessels. With the 900 and 650 foot drydocks located at the Company's main shipyard, the Company is capable of offering a complete range of vessel repairs and overhaul services. The Algiers shipyard is operated under a long-term lease and is designed primarily for the topside repair and overhaul of large ocean-going vessels. Although historically Avondale has engaged in the repair and overhaul of U.S. Navy vessels, these opportunities have been curtailed by the U.S. Navy's current policy of requiring such work to be conducted at or near the vessels' home ports. Sales by this division to unrelated third parties for the years ended December 31, 1998, 1997 and 1996 were $8.5 million, $10.3 million and $13.5 million, respectively.

Competition

      The shipbuilding industry is divided into two distinct markets, U.S. government contracts, which is dominated by contracts for the U.S. Navy, and domestic and international shipbuilding contracts for commercial customers. The reduced level of shipbuilding activity by the U.S. government during the past decade has significantly intensified competition. With respect to the market for U.S. military contracts, there are principally six private U.S. shipyards, including Avondale, that compete for contracts to construct or convert the largest surface vessels and submarines. Within certain of the product lines for which it competes, Avondale also faces competition from a number of smaller shipyards. Three of the principal competitors are subsidiaries of a much larger corporation with substantially greater resources than Avondale. The fourth is likewise a subsidiary of a much larger corporation with diverse defense and non-defense product lines. In January 1999, the Company announced that its Board of Directors had unanimously approved the execution of an Agreement and Plan of Merger with Newport News Shipbuilding Inc. which would combine the two remaining independent shipyards into a single entity. It is believed that this strategic combination will enhance the operating efficiencies and increase value for the U.S. Navy by creating a broad-based shipbuilding company capable of designing, building, and maintaining every type of ship in the Navy, Coast Guard and commercial fleets.

      A recent trend in certain government contracts is the concept of several shipbuilders and a weapon systems integrator forming an alliance to bid on major procurements. This is evidenced by the bidding process for the recent LPD-17 program where a Company-led alliance which includes Bath Iron Works and Raytheon was awarded the contract against competition which included an alliance of other major shipbuilders and a weapon systems integrator. This trend continued in the DD-21 program and Coast Guard Deep Water project. For the ADC(X) program, Congress has required that the construction of the ships be performed by at least two shipyards. Management believes that the most cost-effective means for the Navy to accomplish this mandate is to award the contract for the design and construction of the ADC(X) to a shipbuilding team consisting of two or more shipyards. The Company's success in participating in future Navy programs such as the ADC(X) and the JCC(X) may be influenced by its ability to form a competitive bidding team.

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

      The Company has been successful recently in securing competitively bid contracts in large part because the Company submitted the most cost-effective bids for the available contracts. However, the Company also believes that its receipt of the LPD and ARCO contract awards has demonstrated its ability to successfully bid for shipbuilding work based on its technical capabilities as well as its cost efficient production methods. The Company believes that it will continue to be competitive in bidding for selected U.S. Navy and commercial shipbuilding contracts in the future. However, no assurance can be given that the Company will be the successful bidder on any future contracts or that, if successful, it will realize profits on such contracts.

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

Environmental and Safety Matters

      General. Avondale is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Stringent fines and penalties may be imposed for non-compliance with these laws and regulations. In addition, certain environmental laws impose joint and several "strict liability" for remediation of spills and releases of oil and hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which are or were in compliance with all applicable laws at the time such acts were performed. The Company is covered under its various insurance policies for some, but not all, potential environmental liabilities. See Note 10 of the Notes to Consolidated Financial Statements.

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

      During the fourth quarter of 1998, the Company consented to a comprehensive inspection of its main facility by OSHA. It is believed that this inspection was based on a complaint filed by the union that is seeking to organize certain of the Company's employees. At the conclusion of the initial inspection, representatives of OSHA sought judicial authority for a more thorough review of substantially all of the Company's medical records. The Company proposed to the court and the court ordered the Company to provide OSHA access to the Company's records on Company property. The results of the initial review and the review of the medical records are not known at this time but are not expected to have a material adverse effect on the Company's consolidated financial statements.

      Waste Disposal. Avondale's operations produce a limited amount of industrial waste products and certain hazardous materials. The Company's industrial waste products, which consist principally of residual petroleum, other combustibles and blasting abrasives, are shipped to third party disposal sites that are licensed to handle such materials.

Employees

      At December 31, 1998, Avondale had approximately 5,550 employees, many of whom have been employed by the Company for many years. None of Avondale's employees is currently covered by any collective bargaining agreement. However, on June 23, 1993 an election was conducted to determine whether certain of the New Orleans area employees desired to have union representation. A total of 3,914 workers cast votes, of which approximately 850 votes were challenged by the National Labor Relations Board ("NLRB") and union organizers on a variety of grounds. The Company filed objections with the NLRB seeking to have the election set aside. In February 1997, the NLRB decided that certain of the disputed votes should be counted and that the Company's objections to the election should be rejected. The NLRB then counted the disputed votes, resulting in a favorable outcome for the union, and certified the union. The final vote count included 1,950 votes for forming a union, 1,632 votes against forming a union, 59 disputed votes, with 273 ballots remaining sealed. The Company continues to believe that it has substantive and meritorious bases for overturning the decision of the NLRB and has appealed the decision. In October 1998, oral arguments were made before the 5th Circuit Court of Appeals and the Company expects the 5th Circuit's decision in 1999. If the NLRB's certification of the union is enforced as a result of the proceedings, the Company would be required under the federal labor laws to bargain in good faith with the union on matters such as wages, hours and working conditions. Even though Avondale will agree only to bargaining demands that can be economically justified, union certification may result in an increased risk that the union will engage in potentially disruptive activities such as strikes or picketing, or that the Company may incur higher labor and operating costs.

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

AO An auxiliary oil tanker constructed for the U. S. Navy and crewed by U. S. Navy personnel. Avondale has built and delivered five AOs.

AOJ               An  AO  which  has  been  "jumboized"  (i.e. lenghtened by the
                  Company   by   inserting   a  108 foot midbody).  Avondale has
                  converted five AOs to AOJs.

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

JCC(X) A class of auxiliary vessels that would house sophisticated communications and computerized packages designed to enhance coordination among the various branches of the military and combine the strengths of all the services within a unified framework in order to make interchangeability and interoperability options possible.

Jones Act         Merchant  Marine  Act  of  1920,  as  amended.  The  principal requirements of the act are that ships engaged in coastwise trade must be owned by a U.S. company, crewed by U.S. citizens and built by a U.S. shipbuilder.

LCAC              "Landing  craft  air  cushion,"  a  surface  vessel  that  was
                  constructed  at  the  Company's   previously   owned  Gulfport
                  facility. Avondale has built and delivered fifteen LCACs.

LPD               The  newest  class  of  amphibious transport ship for the U.S.
                  Navy. Avondale was awarded a contract, with options for two ships, for the design, construction and support of the initial LPD ships. The first of these options was exercised in December 1998.

LSD "Landing ship dock," designed to carry troops, materials and up to four LCACs. Avondale has built five LSDs.

LSD-CV An LSD with a "cargo variant" design allowing for carrying more cargo and only 2 LCACs. Avondale has delivered four LSD-CVs and delivered a fifth during 1998.

MARAD             United   States   Maritime   Administration,   Department   of
                  Transportation.

MHC MHC-51 class fiberglass coastal minehunter. Avondale has constructed and delivered four MHCs to the U. S. Navy.

Sealift TAKR 300 Class Sealift vessels are transport vessels built for the U.S. Navy. Avondale has contracts to build seven Sealift vessels.

T-AGS 45 An oceanographic research vessel constructed by Avondale and delivered to the U.S. Navy in May 1993.

T-AO Same as an "AO" but operated by the Military Sealift Command and crewed by a civilian crew. Avondale has built sixteen T-AOs.

Cautionary Statement for Purposes of "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      Certain statements, other than statements of historical fact, contained in this Annual Report on Form 10-K are forward-looking statements. These forward-looking statements are generally accompanied by such terms and phrases as "anticipates," "estimates," "expects," "believes," "should," "projects," "scheduled," or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include the Company's reliance on U.S. Navy contracts, including its ability to replenish its backlog by securing additional contracts from the U.S. Navy, profit recognition on government contracts, the outcome of the Company's litigation involving efforts to unionize the Company's production workers and the competitive impact of a resolution in favor of the union, the importance of obtaining commercial contracts, the Company's ability to complete its contracts within its cost estimates, intense competition for government and commercial contracts, labor, regulatory and other risks in the shipbuilding and marine construction industries and other unanticipated events affecting the Company's efforts and the efforts of its suppliers, subcontractors, and customers (including the U. S. Navy) to timely correct Year 2000 problems inherent in essential computer systems, which could impair the Company's operations or the ability of its customers to timely pay for products and services provided. All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph and the matters set forth below:

Labor Matters

      As discussed in "Business - Employees", the Company is involved in a dispute involving the NLRB's certification of a union to represent certain of the Company's New Orleans area employees. The Company continues to believe that it has substantive and meritorious bases for overturning the decision of the NLRB and has appealed the decision. In October 1998, oral arguments were made before the 5th Circuit Court of Appeals and the Company expects the 5th Circuit's decision in 1999. If the NLRB's certification of the union is enforced by subsequent judicial proceedings, the Company would be required under the federal labor laws to bargain in good faith with the union on matters such as wages, hours and working conditions. Even though Avondale will agree only to bargaining demands that can be economically justified, union certification may result in an increased risk that the union will engage in potentially disruptive activities such as strikes or picketing, or that the Company may incur higher labor and operating costs.

      The union has also filed numerous unfair labor practice charges with the NLRB alleging that Avondale has committed a variety of violations of the National Labor Relations Act principally involving claims that employees were wrongfully disciplined or discharged. In February 1998, an administrative law judge ordered the Company to reinstate twenty-six fired workers, and rescind disciplinary actions taken against another fifteen. Although the Company disputes these claims and is currently appealing the decision, if the decision is upheld, the respective employees would be entitled to back pay from the time of his or her claim until the resolution of the case.
See "Business - Employees."

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

During the fourth quarter of 1998, the Company consented to a comprehensive inspection of its main facility by OSHA. Avondale believes that this inspection was based on a complaint filed by the union that is seeking to organize certain of the Company's employees. At the conclusion of the initial inspection, representatives of OSHA sought judicial authority for a more thorough review of substantially all of the Company's medical records. The Company proposed to the court and the court ordered the Company to provide OSHA access to the Company's records on Company property. The results of the initial review and the review of the medical records are not known at this time but are not expected to have a material adverse effect on the Company's consolidated financial statements.

Reliance on Major Customer

      Avondale's business is primarily dependent upon the ship construction and conversion programs of the U.S. Navy and other branches of the military, with over 80% of its $2.0 billion firm backlog at December 31, 1998 consisting of contracts to build vessels for the U.S. Navy and U.S. Coast Guard. There can be no assurance that the shipbuilding and conversion programs currently in progress will continue to be funded, or that those planned in the future by the U.S. Navy and other branches of the U.S. military will be implemented. Any significant reduction in the level of congressional appropriations for shipbuilding programs would have a material adverse effect on Avondale.

      The prospects of U.S. shipyards, including the Company, can be materially affected by their success in securing significant contract awards. Although a contract for the first two of an anticipated 12 vessels under the LPD program was awarded to an alliance led by the Company, there can be no assurance that the U.S. Navy will exercise its option for the remaining ship under the initial LPD contract or that Congress will appropriate funds for the anticipated nine additional ships not in the original contract. It is also possible that the U.S. Navy may hold a competition for the additional vessels, or that it may delay implementation of the construction program. In addition, while Avondale believes that it should be a viable competitor for the ADC(X), JCC(X), and Coast Guard Deepwater programs, no assurance can be given that sufficient monies will be appropriated to fund these programs, that the timing of the appropriations will permit the award of construction contracts in the time frame currently planned, or that the Company will be the successful bidder. With a substantial portion of Avondale's current firm backlog scheduled for completion by the end of 2001, it is important that Avondale, or an alliance including Avondale, be a successful bidder for all or a substantial portion of the remaining LPD vessels or other U.S. Navy or commercial work if it is to maintain its current level of shipbuilding activity beyond 2001.

Commercial Contracts

      Although the LPD contract is expected to provide, assuming the award of additional ships by the U.S. Navy, a substantial base of work continuing beyond the year 2000, the Company has significant fixed costs associated with its operations. As a result, in order for the Company to achieve desirable operational efficiencies and profit levels during that period, it is important that the Company complement its firm backlog with additional shipbuilding orders. Other than the follow-on LPD ships, the ADC(X) program, the JCC(X) program and the Coast Guard Deepwater program, the Company is unaware of any significant relevant military shipbuilding initiatives that are likely to commence before 2005. If the Company is unsuccessful at securing additonal military contracts, it will be important that the Company secure additional commercial shipbuilding orders. Although for the reasons discussed elsewhere herein, the Company believes that significant commercial shipbuilding opportunities will become available during the next five years, competition for such work is expected to be intense, and there can be no assurance that the Company will be successful in obtaining such work, or if awarded, that it will complete such work profitably. In addition, the current low level of crude oil prices has resulted in many of the major oil companies reducing capital spending. No assurance can be given that this reduced spending will not delay or eliminate the purchase of additional crude oil tankers. See "Business - Overview - U.S. Government" and "Business - Overview - Commercial Shipbuilding."

Profit Recognition - Government Contracting

      Similar to other companies principally engaged in long-term construction projects, Avondale recognizes profits under the percentage of completion method of accounting, with profit recognition commencing when progress under the contract is sufficient to estimate final results with reasonable accuracy. Because contract profit recognition is dependent upon reliable estimates of the costs to complete such contract, profits recognized upon completion of the contract may be significantly less than anticipated, or the Company may incur a loss with respect to such contract, if it proves necessary to revise such cost estimates. Moreover, much of Avondale's principal construction activity is currently being performed under fixed-price or fixed-price incentive contracts, which wholly or partially shift the risk to Avondale of construction costs that exceed the contract price.

      In addition, although the LPD-17 contract award was made on a cost-plus-award fee basis, the ability of Avondale to realize its award fee is dependent not only upon its ability to perform its contractual obligations but also the satisfactory performance by other members of the alliance.

      In certain circumstances, the Company may submit Requests for Equitable Adjustment ("REAs") to the U.S. Navy seeking adjustments to the contract prices to compensate the Company when it incurs costs for which it does not believe it is responsible. As discussed in "Business - Government Contracting," the Company has identified an issue which, if unresolved, will result in the Company filing a claim or REA. Although the Company pursues REAs and all other contractual disputes vigorously, there is no assurance that the U.S. Navy will resolve REAs or any of these disputes in a manner favorable to the Company. See "Business - Shipbuilding."

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

Competition and Regulation

      The reduced level of shipbuilding activity by the U.S. government during the past decade has increased competition significantly. With respect to the market for U.S. military contracts, there are principally six private U.S. shipyards, including Avondale, that compete for contracts to construct or convert vessels for the U.S. Navy. Within certain of the product lines for which it competes, Avondale also faces competition from a number of smaller shipyards. Three of these companies are subsidiaries of a single corporation that has substantially greater resources than Avondale. Another is likewise a subsidiary of a larger corporation with diverse defense and commercial lines of business. The remaining shipyard, Newport News Shipbuilding Inc., is independent but has annual revenues of more than twice those of the Company. No assurance can be given that the superior corporate resources and critical mass of these larger companies will not put the Company at a competitive disadvantage for future U.S. Government programs. As a result, as described elsewhere, the Company has proposed to merge with Newport News Shipbuilding Inc.

      With respect to commercial vessels that must be constructed by a U.S. shipyard under the Jones Act, there are approximately 20 private U.S. shipyards that can accommodate the construction of vessels up to 400 feet in length, ten of which Avondale considers to be its direct competitors for commercial contracts. With respect to the international commercial shipbuilding market, Avondale competes with numerous shipyards in several countries. See "Business - Competition."

      The termination of the U.S. construction-differential subsidy program in 1981 significantly curtailed the ability of U.S. shipyards to compete successfully for international commercial shipbuilding contracts with foreign shipyards, many of which are heavily subsidized by their governments. Currently, Avondale's commercial shipbuilding opportunities are materially dependent on certain U.S. laws and regulations, including (1) the Jones Act, which requires that all vessels transporting products between U.S. ports be constructed by U.S. shipyards, (2) the Oil Pollution Act of 1990, which requires the phased-in transition of single-hulled tankers and product carriers to double-hulled vessels beginning January 1, 1995, and (3) the 1993 amendments to the loan guarantee program under Title XI of the Merchant Marine Act, 1936, which permit the U.S. government to guarantee loan obligations of foreign vessel owners for foreign-flagged vessels built in U.S. shipyards. In connection with U.S. efforts to implement a 1994 multilateral agreement designed in part to eliminate government subsidies to commercial shipbuilders, legislation has been introduced each of the last several years in the U.S. Congress that would eliminate the competitive advantages afforded to U.S. shipyards under the 1993 amendments to the Title XI guarantee program although each year Congress has adjourned without adopting or ratifying the agreements. In addition, legislative bills seeking to rescind or substantially modify the provisions of the Jones Act mandating the use of U.S.-built ships for coastwise trade are introduced from time to time, and are expected to be introduced in the future. Although management believes it is unlikely the Jones Act will be rescinded or materially modified in the foreseeable future, there can be no assurance to this effect with respect to the Jones Act or any other law or regulation benefitting U.S. shipbuilders. See "Business - Overview - Commercial Shipbuilding."

Environmental Matters

      The Company is subject to various federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the transportation, storage and disposal of toxic and hazardous wastes. Stringent fines and penalties may be imposed for non-compliance. In addition, certain environmental laws impose joint and several "strict liability" for remediation of spills and releases of oil and hazardous substances rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which are or were in compliance with all applicable laws at the time such acts were performed.

Item 2.           Properties.

      The Company's corporate headquarters and main shipyard are located on the west bank of the Mississippi River at Avondale, Louisiana, approximately 15 miles from downtown New Orleans. That facility includes approximately 229 acres of Company-owned land with 174 buildings enclosing approximately 2.0 million square feet of space, approximately 41 acres of leased land, a 900-foot floating dry dock/launch platform that permits construction, conversion or repair of vessels up to approximately 1,000 feet in length, and a 650-foot floating dry dock principally used for ship repair and multiple building ways and side launching facilities. The main shipyard includes approximately 5,800 feet of wharves, 1,200 feet of launch ways and 2,900 feet of unimproved waterfront along the Mississippi River. The Company's shipyard facilities have the capacity to build virtually any type of vessel other than nuclear-powered submarines and aircraft carriers and surface vessels of the largest classes, such as ultra-large crude carriers.

      The Company's 900-foot floating drydock was constructed in 1975 and financed pursuant to Title XI of the Merchant Marine Act, 1936, as amended. These mortgage bonds were refinanced in February 1995 with mortgage bonds of approximately $4.3 million. The 900-foot drydock is currently subject to a Title XI mortgage of approximately $1.6 million (see Note 4 of the Notes to Consolidated Financial Statements).

      The Company's 650-foot floating drydock and support facilities were constructed in 1982 and financed with $36.3 million of industrial revenue bonds. The 650-foot drydock is currently subject to $34.4 million of these industrial revenue bonds (see Note 4 of the Notes to Consolidated Financial Statements).

      As part of its program to significantly improve its efficiency, in 1995 the Company completed a capital expenditure program of approximately $20 million, financed principally through $17.8 million of bonds issued in February 1995 utilizing a Title XI guarantee. The modernization program is currently subject to a Title XI mortgage of approximately $14.2 million (see Note 4 of the Notes to Consolidated Financial Statements). The modernization program included construction of a covered facility, which allows for productivity gains by eliminating weather-related problems, and adoption of a more automated process for building the various modules which are assembled into a completed vessel.

      The Company has also made significant capital improvements, particularly enhancing its computer-aided design and product modeling capabilities. In this effort, the Company teamed with the University of New Orleans (the "University" or "UNO"), the University of New Orleans Research and Technology Foundation, Inc. (the "Foundation") and the State of Louisiana in a cooperative effort. Pursuant to the terms of various agreements, the Foundation purchased hardware and software required to implement the extensive three-dimensional ship design and Integrated Product Data Environment technology and constructed a 200,000 square foot building on property donated to the University by the Company and located adjacent to the Company's main shipyard. This facility is complete and is currently an integral part of the design of the first vessel in the LPD class. This investment in new technology and the facility are known as the "UNO/Avondale Maritime Technology Center of Excellence" (the "Center"), and is being financed by the Foundation using third party debt and lease financing, both of which are guaranteed by the Company. In 1997, the Company entered into a fifty-year lease for the Center requiring a nominal annual lease payment. The

Company will provide access to the University for its use in research and the development of educational curricula related to naval architecture and marine engineering. In addition to the amounts expected to be funded by the State, the Foundation, at the Company's request, is incurring approximately $15.5 million in additional costs to enhance the integration and functionality of the ship design and IPDE technology. The Company is reimbursing the Foundation for these additional amounts as incurred and will capitalize these costs and amortize them over their estimated useful lives in accordance with the Company's stated policies (See Note 1 of the Notes to Consolidated Financial Statements.)

      The Company also operates several other facilities in the vicinity of the main shipyard. The Westwego Yard is located five miles down-river from the main shipyard on 16.6 acres of land leased through June 2001 and includes facilities for the construction or repair of boats and vessels up to 450 feet in length. The Algiers Yard is located 19 miles down-river from the main shipyard on 22 acres of land leased through December 1999 and includes construction facilities used predominantly for the repair and overhaul of large ocean-going vessels. The Steel Sales operation is located on Company-owned property in Harvey, Louisiana, where a steel warehouse is located. The location has direct access to the Mississippi River via the Harvey Canal. The Modular Construction operation, located in an approximately 70,000 square foot facility on a 58 acre Company-owned site a few miles up-river from the main shipyard, consists of a complete machine shop with steel fabricating facilities.

      The Avondale Enterprises, Inc. ("AEI") facility is located on a Company-owned 121.5 acre site near Gulfport, Mississippi on an industrial seaway. The facility includes a 263,447 square foot manufacturing facility and a 6,300 square foot administration building. This facility was acquired in 1989 for construction of the Minehunters ("MHC") for the U.S. Navy. AEI has pledged a portion of the facility to secure a $3 million loan it entered into in 1991 to finance a portion of its 1989 acquisition debt. This facility is currently subject to $1.7 million of general obligation industrial bonds (see Note 4 of the Notes to Consolidated Financial Statements). Upon the transfer of the final MHC hull to the main shipyard in December 1994, this facility became idle. During 1996 and 1997, the Company utilized the facility for the completion of the river hopper barge contract. The Company is currently utilizing the facility to support shipbuilding activities.

      Finally, in June 1998, the Company, in conjunction with the State of Louisiana announced the opening of a new steel fabrication facility in Tallulah, Louisiana. The state funded certain repairs and improvements to a site owned by the Port of Madison Parish in north Louisiana on which a 100,000 square foot facility is being leased to the Company. The Company is in the process of hiring 100 employees to fabricate steel subassemblies needed at the main shipyard. These subassemblies will be transported to the main yard and joined together to form units, or modules, that are the building blocks in Avondale's ship construction process.

      The Company believes that its core marine construction and repair facilities provide it with sufficient capacity to handle any business it reasonably expects to obtain in the foreseeable future. In general, the Company's productive capacity is limited less by physical facilities than by the number of employees the Company can effectively supervise. Management believes that the Company would be operating at full capacity with approximately 8,000 employees. The Company's core business currently operates with approximately 5,550 employees.

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

      To date, the Company and certain of the other PRPs (the "Funding Group") for the site have funded the site's remediation expenses, PRP identification expenses and related costs for the participating parties. As of December 31, 1998, such costs totaled approximately $19.5 million, of which the Company has funded approximately $4.0 million. Since 1988, the Funding Group filed petitions to add a number of companies as third-party defendants with regard to the remedial action. The Funding Group has agreed to settle with the majority of these companies. All funds collected through these settlements are placed in escrow to fund future expenses. At December 31, 1998, the balance of the escrow was approximately $9.9 million, which is to be used to fund any ongoing remediation expenses. The Company will not owe any future assessments until the balance in escrow is depleted. There are additional settlements being negotiated which should add to the balance in escrow.

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

      The Company has established accruals as appropriate for certain of the matters discussed above. While the ultimate outcome of lawsuits and proceedings against the Company cannot be predicted with certainty, management believes, based on current facts and circumstances and after review with counsel, that the eventual resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial statements.


Item 4.           Submission of Matters to a Vote of Security Holders.

      The Company did not submit any matters to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 1998.

                                     PART II

Item 5.           Market for  Registrant's Common Equity and Related Stockholder
                  Matters.

      The Company's common stock trades on the Nasdaq National Market under the symbol AVDL. The following table sets forth the range of high and low per share sales prices, as reported by Nasdaq, for the periods indicated.

Fiscal Year Ended December 31,              High              Low
      1997

         First Quarter                      $23 1/2           $17

         Second Quarter                     $21 3/8           $16 1/4

         Third Quarter                      $29               $20 5/8

         Fourth Quarter                     $30               $24 3/4

      1998

         First Quarter                      $29 7/8           $25

         Second Quarter                     $29 3/4           $25

         Third Quarter                      $29 1/4           $23 3/16

         Fourth Quarter                     $30               $22 1/4

      At December 31, 1998, there were 585 holders of record of the Company's Common Stock.

      The Company does not currently pay dividends on its Common Stock and no dividends were paid on the Company's Common Stock during the two years ended December 31, 1998. As discussed in Note 4 of the Notes to Consolidated Financial Statements, the terms of the Company's revolving credit agreement require bank approval for the payment of cash dividends over a specified amount.

Item 6.           Selected Consolidated Financial Data.

      The following table contains selected consolidated financial data for the Company and its subsidiaries for each of the fiscal years in the five-year period ended December 31, 1998. The data for each of the fiscal years in the five-year period ended December 31, 1998 are derived from the consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998, and the report of Deloitte & Touche LLP thereon, have been included in this Form 10-K.

                                                                          Years Ended December 31,
                                                                (in thousands, except per share data)
                                                    1998         1997(1)       1996(1)       1995          1994
                                               -----------   -----------   -----------  -----------    ----------
INCOME STATEMENT DATA:
Continuing operations:
   Sales ...................................   $   748,936   $   613,993   $  624,929   $   576,308    $  475,810
   Gross profit.............................        84,361        75,478       81,827        58,671        47,485
   Income from operations...................        46,900        43,593       36,790        26,548        16,949
   Income from continuing operations........        38,991        26,833       30,795        28,180        13,075
Loss from discontinued operations...........         --            --           --            --           (4,552)
Cumulative effect of accounting change(2)...        (2,046)        --           --            --            --
Net income(3)...............................        36,945        26,833       30,795        28,180         8,523
Income/(loss) per share of common stock:
   BASIC:
   Continuing operations....................   $      2.83   $      1.85   $     2.13   $      1.95    $     0.90
   Discontinued operations..................          --           --           --            --            (0.31)
   Cumulative effect of accounting change...         (0.15)        --           --            --            --
   Total ...................................   $      2.68   $      1.85   $     2.13   $      1.95    $     0.59
   DILUTED:
   Continuing operations....................   $      2.82   $      1.85   $     2.13   $      1.95    $     0.90
   Discontinued operations..................          --           --           --            --            (0.31)
   Cumulative effect of accounting change...         (0.15)        --           --            --            --
   Total ...................................   $      2.67   $      1.85   $     2.13   $      1.95    $     0.59

BALANCE SHEET DATA:
Working capital.............................   $   122,269   $   145,224   $  119,475   $    80,988    $   34,836
Total assets................................       397,202       375,615      362,872       316,727       273,503
Long-term debt..............................        48,682        51,819       54,866        60,593        45,875
Shareholders' equity........................       210,415       208,977      181,853       151,058       122,878
CASH FLOW DATA:
Net cash provided by operating activities...   $    37,173   $    50,557   $   26,470   $    27,995    $   69,128
Net cash used for investing activities......       (27,544)      (13,083)     (10,449)      (16,799)      (11,931)
Net cash (used for) provided by
   financing activities.....................       (39,119)       (4,666)      (5,601)       11,914       (44,978)
OTHER FINANCIAL DATA:
EBITDA(4)...................................   $    55,834   $    54,052   $   47,599   $    36,367    $   28,501
OPERATIONAL DATA:
Firm backlog(5).............................   $ 1,988,000   $1,802,000     $1,766,000   $1,413,000    $1,424,000
--------------------

(1) See " Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements relating to, among other things, the impact of revisions of estimated profits on previously completed shipbuilding contracts in 1998, 1997 and 1996.
(2) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements relating to, among other things, the impact of the Company's early adoption of the American Institute of Certified Public Accountants' Statement of Position 97-3.
(3) Net income for the years ended December 31,1998, 1996 and 1995 includes income tax benefits of $9.6 million ($.69 per share-diluted), $9.0 million ($.62 per share - diluted), and $13.0 million ($.90 per share - diluted), respectively, attributable to certain net operating loss carry forwards, tax credits and certain prior year tax deductions.
(4) As used herein, EBITDA is income (loss) from operations plus depreciation and amortization. EBITDA is frequently used by securities analysts and is presented here to provide additional information about the Company's operations. EBITDA should not be considered as an alternative to net income (loss) as a measure of the Company's operating performance or as an alternative to cash flows as a measure of the Company's liquidity and may not be comparable to similarly titled measures of other companies.
(5) As used herein, firm backlog represents the total dollar value of all contracts (including estimated contract escalation) net of costs incurred and profits recorded for which the Company has signed contracts with its customers but exclusive of unexercised options (including the respective estimated contract escalation) within those contracts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The  following  discussion  should be read in  conjunction  with  Avondale
Industries,   Inc.'s  (the  "Company"  or  "Avondale")   Consolidated  Financial
Statements and Notes thereto included elswhere in this Form 10-K.


Overview

      The improvement in the Company's operating results continued during 1998 with the Company reporting record income from operations of $46.9 million compared to Avondale's previous high of $43.6 million in 1997. Further, income from operations increased 8% above the level of the prior year while income before income taxes increased 13% compared to 1997.

      The Company's firm backlog at December 31, 1998 was approximately $2.0 billion (including estimated contract escalation) exclusive of unexercised options aggregating approximately $490 million held by the U.S. Navy (the "Navy") (including estimated contract escalation) and approximately $330 million held by a commercial customer for additional ship orders. The firm backlog includes two Navy vessels awarded in 1998, the first of which was the exercise of a previously awarded option to construct an additional Sealift ship for approximately $240 million (including estimated contract escalation). The exercise of this option represents the seventh ship which the Company has been awarded in the Sealift program, the first of which was delivered during 1998. The six Strategic Sealift ships remaining to be delivered have a backlog of approximately $669 million (including estimated contract escalation). The Company anticipates delivering two of the Sealift ships during 1999.

      As previously disclosed, in December 1996 the U.S. Navy awarded a $641 million contract to a Company-led alliance, which includes Bath Iron Works ("Bath") and Raytheon Company ("Raytheon"), to design and construct the first of an anticipated twelve ships under the Navy's LPD program. The original contract provided for options exercisable by the Navy for two additional LPD ships. During 1998, the U. S. Navy exercised the first such option for the second vessel of the program, LPD-18, at a contract price of approximately $391 million. Under the terms of an agreement between the alliance members, the Company will build the ships covered under the December 1996 and December 1998 contracts, and, if the Navy exercises the remaining option, Bath Iron Works would construct the third of the three LPD ships to be built under the initial contract. Raytheon is responsible for total ship integration and the alliance is using an advanced three-dimensional ship design and product modeling technology for the design and manufacture of the ship. As the prime contractor under the LPD-17 contract, the Company is required to report in its consolidated financial statements as sales and cost of sales the entire contract amount for each vessel in the LPD program constructed by the alliance. Under the subcontracting agreements entered into between the Company and each of Bath and Raytheon, the award fees that can be earned under the LPD contract are distributable among the alliance members in proportion to each member's performance and participation in the construction of the vessel during the period for which the award was granted. To the extent that the Company's revenues include costs incurred and award fees paid to the other alliance members, such revenues will be recorded with no corresponding operating profit margin. For additional information on the terms of the LPD-17 contract award, the relationship between the members of the alliance and certain accounting considerations, see "Business - Overview."

      Also included in the firm backlog is the largest commercial contract ever awarded to Avondale. In June 1997, the Company was awarded a $332 million contract for the construction of two 125,000 DWT crude oil carriers for the Jones Act Trade to be built with double hulls in compliance with the Oil
Pollution Act of 1990. The original contract also provided for options exercisable by the customer for three additional ships, and, in September 1998, the customer exercised the first such option, valued at approximately $164 million. The first ship is scheduled for delivery in 2000. With the current low level of crude oil prices, ARCO announced plans to reduce costs and capital spending. To this end, ARCO and the Company agreed to delay the deliveries of the three vessels currently under contract by up to 16 months and the customer has agreed to pay the Company its estimated out-of-pocket expenses for completing the vessels in a later time frame. There can be no assurance that ARCO will exercise its remaining options given its cost and spending reduction plans.

      Vessel deliveries in 1998 and 1997 included one MHC minehunter, the last of four double- hulled commercial tankers, the remainder of the river hopper barges, one LSD-CV, and the first of seven Strategic Sealift ships. Vessel deliveries expected in 1999 include the Coast Guard Icebreaker and the second and third Strategic Sealift vessels.

      The Company's operating results for 1999 are expected to be principally related to the Strategic Sealift, the Icebreaker, the ARCO tanker and the LPD contracts. Except for the LPD contracts for which the Company records award fees as earned, the Company records profits under the percentage-of-completion method of accounting based on direct labor charges. See "Business - Overview". Although the Company generally does not begin to record profits on its contracts until contract performance is sufficient to estimate final results with reasonable accuracy, actual profits taken with respect to such contracts may be affected if the Company is required in the future to revise its estimate of the cost to complete of one or more of such contracts.

      On January 19, 1999, Avondale announced a proposed merger with a subsidiary of Newport News Shipbuilding Inc. which would result in Avondale becoming a subsidiary of Newport News. The proposed merger would create a broad-based shipbuilding company capable of designing, building and maintaining every type of ship used in the U. S. Navy, Coast Guard, and commercial fleets. The proposed merger is structured as a stock-for-stock transaction and is subject to regulatory and shareholder approval. Upon consummation of the proposed merger, each Avondale share would be exchanged for a maximum of 1.25 and a minimum of 1.15 of Newport News Shipbuilding Inc. shares based on the average closing price of Newport News shares during the fifteen day trading period ending on the fourth trading day prior to the shareholder vote. If such average closing price is $28.40  or less,  Avondale shareholders  would  receive
1.25 Newport News shares for each Avondale share. If such price is $30.87 or more, Avondale shareholders would receive 1.15 Newport News shares for each Avondale share. If such price is between $28.40 and $30.87, Avondale shareholders would receive that number of Newport News shares determined by dividing $35.50 by such price, or between 1.25 and 1.15 Newport News shares. Avondale and Newport News expect to finalize the transaction during the second quarter of 1999.

      On February 22, 1999, Avondale and Newport News announced that their proposed merger had been cleared by the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The antitrust clearance satisfies an important condition to the closing of the transaction, which remains subject to the approval of the shareholders of both companies and to the consent of the Administrator of the Maritime Administration of the Department of Transportation.

      In addition, on February 18, 1999, the Company announced that it had been advised by Newport News that Newport News had received an unsolicited offer from General Dynamics Corporation ("General Dynamics") proposing to acquire Newport News for $38.50 per share in cash, subject to due diligence and regulatory clearance. Although the General Dynamics offer did not specifically ask Newport News to terminate its agreement with Avondale, the offer did state that Newport News' proposed merger with Avondale would create antitrust problems in a combination of General Dynamics and Newport News.

      Newport News has advised General Dynamics that it is not prepared to evaluate the General Dynamics proposal until it obtains reliable assurance that a combination of General Dynamics and Newport News would not be opposed by the Department of Defense and Department of Justice. To that end, Newport News made a request to the Department of Defense seeking a prompt indication of the
Department's position on the General Dynamics proposal. At the date of this Form 10-K, the Department of Defense has not responded to the Newport News request. Pending any such determination, Newport News and the Company have each publicly expressed their full commitment to the Newport News-Avondale merger.

Results of Operations

      1998 vs. 1997. The Company recorded net income of $36.9 million, or $2.67 per diluted share, for 1998 compared to $26.8 million, or $1.85 per diluted share, in 1997 and operating income increased 7.5% over the year-earlier period. Net income for 1998 included income tax benefits of $9.6 million, or $0.69 per diluted share, to recognize for financial statement purposes adjustments associated with certain prior year tax deductions and income tax credits. No similar benefit was recorded in 1997. In addition, 1998 net income reflected the impact of the Company's adoption of the American Institute of Certified Public
Accountants' Statement of Position 97-3. The adoption of this SOP, which prescribes accounting treatment for entities which are subject to assessments related to insurance activities, resulted in an after-tax charge of approximately $2.0 million, or $0.15 per diluted share. (See additional discussion in Note 1 of the Notes to Consolidated Financial Statements, contained elsewhere in this Form 10-K.)

      The improvement in the Company's operating results for 1998 compared to the same period of the prior year primarily reflects operating profits recognized on the contracts to construct the seven Strategic Sealift ships, the Icebreaker and the LSD-CV 52 as substantial progress toward completion of all these contracts was achieved in 1998. Also contributing to the improved 1998 operating results were operating profits recorded by the Company's wholesale steel, modular construction and marine repair operations. However, particularly in the second half of 1998, the Company's wholesale steel sales division's operating profits were adversely impacted as oil and gas construction activity slowed and the depressed economic conditions in the Far East resulted in a significant increase in the importation of low cost foreign steel into the U.S, resulting in an oversupply of steel and significant pricing pressure. As a result, at year end, management reviewed the carrying value of its Steel Sales inventory and recorded a $2.2 million pre-tax charge to reduce its carrying value to market prices. Nevertheless, total 1998 operating income increased $3.3 million, or 7.6% over the year-earlier period.

      Sales in 1998 increased $134.9 million, or 22%, to $748.9 million compared to $614.0 million in 1997. The increase in sales in 1998 is primarily a result of increased costs associated with contracts in the initial stages of construction. In 1998, the Company recorded increased sales on the contracts to construct the three 125,000 DWT double-hulled crude oil carriers, (the last of which is scheduled for delivery in 2002), the six remaining Strategic Sealift ships (the last of which is expected to be delivered in 2001), and the LPD-17 (expected to be delivered in 2002). The double-hulled crude oil carriers and LPD contracts are in the initial stages of construction resulting in significant engineering design and material acquisition costs. The increases noted above were partially offset by decreased sales recorded on contracts that are at or near completion. The Company recorded decreased sales on the contract to retrofit four single-hulled commercial tankers with new double hulls (the last of which was delivered in September 1997) and the contracts to construct the Icebreaker (expected to be delivered in the third quarter of 1999) and the LSD-CV 52 (delivered in February 1998). Also, the Company recognized revenues in 1997 on contracts to construct the 100 river hopper barges and the four coastal

MHCs all of which were delivered in 1997.

      Gross profit for 1998 increased $8.9 million, or 12%, compared to 1997. However, the gross profit margin percentage decreased approximately 1.0% as compared to the prior year. The decrease in gross profit margin percentage is primarily attributable to three factors. First, as noted above, the Company recorded a $2.2 million write down of the carrying value of the inventory of its wholesale steel sales operation. Second, the LPD and ARCO contracts are in the initial stages of contract performance which result in significant engineering design and material acquisition costs recorded as sales with little or no corresponding gross profit. The Company does not begin profit recognition until final results can be estimated with reasonable accuracy. (Refer to Note 1 of the Notes to Consolidated Financial Statements, contained elsewhere in this Form 10-K, for a discussion of the Company's policies and procedures for revenue recognition.) Finally, as stated above, the Company includes in its consolidated financial statements costs incurred and award fees paid to other members of the alliance in the LPD program as sales and cost of sales with no corresponding gross profit margin.

      The Company currently has an issue with the U. S. Navy related to certain materials purchased from a subcontractor for use in the Strategic Sealift program. The materials were purchased based on government-provided specifications which have proven to be defective. In addition to delay and disruption costs, the Company has incurred approximately $12.5 million in direct costs through December 31, 1998 related to this issue. The Company believes that it is entitled to recovery from the U. S. Navy of these costs and has recorded a receivable for the amount of the direct costs incurred to date. While the Company hopes to resolve this issue through negotiation, the Company has engaged legal counsel to assist in the development of a claim.

      Selling, general and administrative ("SG&A") expenses increased $5.6 million, or 17%, during 1998. The increase in SG&A expenses was due primarily to an increase in proposal preparation and related costs in 1998 in connection with U.S. Government and commercial shipbuilding opportunities and the rental and maintenance of advanced technology in connection with the Company's focus on enhancing overall efficiency.

      Other income increased $0.9 million, or 27%, in 1998, reflecting an increase in interest income resulting from significantly higher cash and cash equivalents available for investment during the period preceding the June 1998 stock repurchase.

      1997 vs. 1996. The Company recorded net income of $26.8 million, or $1.85 per diluted share, for 1997 compared to $30.8 million, or $2.13 per diluted share, for 1996. Net income for 1996 included an income tax benefit of $9.0 million, or $0.62 per diluted share, which recognized, for financial reporting purposes, the benefit of certain net operating loss carry forwards available to offset estimated future earnings. No similar benefit was recorded in 1997.

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

      Sales for 1997 decreased $10.9 million, or 2%, to $614.0 million compared to $624.9 million for 1996. The decrease in 1997 sales was due primarily to a reduction in production activity associated with contracts that are at or near completion. The Company recorded decreased sales on the contract to retrofit four single-hulled commercial tankers with new double hulls and the contracts to construct the seven T-AOs (the last of which was delivered in May 1996), the four MHCs (the last of which was delivered in January 1997), the LSD-CV 52 (expected to be delivered in February 1998) and the three LSD-CVs (the last of which was delivered in March 1996). These decreases were partially offset by increased sales recorded on the contracts to construct the six Strategic Sealift ships (the first of which is expected to be delivered in 1998), the LPD-17 (expected to be delivered in 2002), the Icebreaker (scheduled for delivery in 1999) and the two 125,000 DWT double-hulled crude oil carriers (the last of which is scheduled for delivery in 2000). The contracts to construct the six Strategic Sealift ships, the LPD-17, the Icebreaker and the two double-hulled crude oil carriers collectively accounted for 75% of the Company's 1997 sales.

      Gross profit for 1997 decreased $6.3 million, or 8%, compared to 1996. This decrease is primarily attributable to the early stages of construction of the majority of the Company's contracts in progress. The Company does not begin profit recognition until final results can be estimated with reasonable accuracy. Refer to Note 1 of the Notes to Consolidated Financial Statements,
contained elsewhere in this Form 10-K, for a discussion of the Company's policies and procedures for revenue recognition. In addition, the LPD-17 and the two double-hulled crude oil carriers are in the initial stages of contract performance which result in significant engineering design and material acquisition costs recognized without any operating margins. As a result of the factors discussed herein, contracts which account for a majority of the Company's 1997 net sales have little or no operating margins recognized.

      Selling, general and administrative ("SG&A") expenses decreased $13.2 million, or 29%, for 1997 compared to 1996. The overall decrease in SG&A expenses was due primarily to a decrease in proposal preparation and related costs compared with those recorded in 1996 in connection with the preparation of the successful LPD-17 proposal.

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and has adopted the disclosure-only provisions of SFAS
123. Implementation of the provisions of SFAS 123 had no material effect on the financial statements. See disclosure-only provisions in Note 9 of the Notes to Consolidated Financial Statements, contained elsewhere in this Form 10-K.

      During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has adopted SFAS 130 and has included the required Statements of Comprehensive Income within its consolidated financial statements with the same prominence as its other consolidated financial statements. In addition, the Company has considered the implications of SFAS 131 and has concluded that no additional disclosure is required at this time. (Refer to Note 1 of the Notes to Consolidated Financial Statements, contained elsewhere in this Form 10-K, for a discussion of SFAS 130 and SFAS 131.)

      In December 1997, the American Institute of Certified Public Accountants promulgated Statement of Position 97-3, "Accounting by Insurance and Other
Enterprises for Insurance-related Assessements" ("SOP 97-3"). SOP 97-3 prescribes certain accounting treatment for entities that are subject to a variety of assessments related to insurance activities, including assessments by workers' compensation second-injury funds. SOP 97-3 requires that companies estimate and record the entity's future liabilities related to these assessments. Although SOP 97-3 is not effective until fiscal years beginning after December 15, 1998, it does encourage entities to early adopt its requirements. As Avondale has ceded certain workers' compensation claims to a second injury fund administered by the U.S. Department of Labor and is subject to annual assessement, the Company has elected to adopt SOP 97-3 early. As a result, the Company has recorded as a liability the estimated present value of its future assessments. Thus, in accordance with SOP 97-3, the Company has recorded the after-tax impact of the early adoption of SOP 97-3 as a cumulative effect of accounting change within the Company's Consolidated Statements of Operations.

      In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the standards for disclosure of pension and other postretirement benefit plans by standardizing the disclosure requirements, requiring additional information on changes in the benefit obligations and fair values of plan assets, and eliminating certain disclosure requirements no longer considered to be useful. These new disclosure requirements are designed to improve the understandability of benefit disclosures for financial analysis. The Company, in accordance with SFAS 132, has adopted this standard in 1998. (See additional disclosure in Note 7 of the Notes to Consolidated Financial Statements, contained elsewhere in this Form 10-K.)

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has considered the implications of SFAS 133 and has concluded that its implementation will not have a material effect on the Company's consolidated financial statements.

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

      The Company is incurring both internal staff costs as well as consulting and other expenses relating to these issues. All costs related to remediating the Y2K issue will be funded with cash on hand. Expenditures, including consulting fees and other expenses, have totaled approximately $1.7 million since the inception of the Company's Y2K effort. Approximately $1.6 million has been expended in 1998 and total aggregate expenditures for both IT and non-IT systems remediation and testing are projected to be approximately $7.0 to $9.0 million, including the business systems software discussed above much of which is not required for remediation of the Company's Y2K issue. The Company expects to complete its remediation of non-compliance systems during the first six months of 1999.

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

      If the Company does experience severe Y2K financial and operating difficulties, notwithstanding its efforts to avoid or mitigate Y2K issues in its own systems or adverse effects of Y2K issues experienced by third parties on whom the Company relies, the Company is in the process of developing a contingency plan for dealing with the most reasonably likely worst case scenario. The development of this plan is the current focus of senior management.

      The Company will continue to review its plan for solution of Y2K issues for effectiveness. As such, the Company can give no assurance that the estimated costs herein for solving its own Y2K issues or the estimated impact of Y2K issues on the Company's financial condition, operations, and cash flows will not be revised as a result of the facts that become known to the Company.

Liquidity and Capital Resources

      The Company's cash and cash equivalents totaled $52.3 million at December 31, 1998 as compared to $81.8 million at December 31, 1997. The Company's operations generated approximately $37.2 million of cash during 1998. The Company's primary use of cash during 1998 was the purchase of 1.25 million shares of the Company's common stock for approximately $36.3 million through a self-tender offer executed in the second quarter of 1998. Other uses of cash in the year included capital expenditures of approximately $27.7 million and principal payments on long-term borrowings of approximately $3.0 million.

      As discussed above, during the second quarter of 1998, the Company completed a tender offer purchasing 1.25 million shares of its common stock at $28 7/8 per share. Under the terms of the offer, the Company invited its shareholders to tender their shares at prices ranging from $26 1/2 to $29 per share as specified by each shareholder. The total cost to the Company of completing the tender offer was approximately $36.3 million, including legal, consulting and other professional fees. The total shares repurchased represented approximately 8.6% of the outstanding shares at that date, and following the tender offer, the Company had approximately 13.2 million shares of its common stock outstanding. The transaction was funded using existing cash balances.

      Capital expenditures in 1998 increased $14.1 million to $27.7 million compared to $13.6 million during 1997. This increase is primarily attributable to certain plant and facilities improvements required to construct the ARCO vessels. In addition, 1998 capital spending includes approximately $2.0 million of the approximately $7.0 million expected to be invested in connection with the acquisition and implementation of new integrated business systems software. The remainder of the 1998 capital spending represents plant improvements and equipment additions which are designed to improve the Company's operating efficiency. The Company continues to evaluate investment opportunities, particularly productivity and technology-focused capital expenditures, in order to enhance the Company's overall efficiency and provide for future growth. As a result, the Company expects capital spending in 1999 to approximate the level in 1998.

      The Company's $65 million revolving credit agreement (the "agreement") provides liquidity for working capital purposes, capital expenditures and letters of credit. At December 31, 1998, there were approximately $11.3 million of letters of credit issued against the agreement leaving approximately $53.7 million of liquidity available to Avondale for operations and other purposes. There have been no borrowings under the agreement since its inception in 1994. Continuing access to the agreement is conditioned upon the Company remaining in compliance with the covenants contained therein. At December 31, 1998, the Company was in compliance with such covenants. The Company believes that its capital resources will be sufficient to finance current and projected operations, existing debt service requirements and planned capital expenditures.

      In order to comply with the terms of the LPD contract, the Company was required to make significant capital improvements, including enhancing its computer-aided design and product modeling capabilities. As a result, the Company teamed with the University of New Orleans (the "University" or "UNO"), the University of New Orleans Research and Technology Foundation, Inc. (the "Foundation") and the State of Louisiana in a cooperative effort. Pursuant to terms of various agreements, the Foundation is purchasing hardware and software required to implement the extensive three-dimensional ship design and Integrated Product Data Environment teaming technology and constructed a 200,000 square foot building on property donated to the University by the Company and located adjacent to the Company's main shipyard. This facility was completed during the second quarter of 1998. The initial $40 million investment in this new technology and facility, which is known as the "UNO/Avondale Maritime Technology Center of Excellence" (the "Center"), is being financed by the Foundation using third-party debt and lease financing, both of which are guaranteed by the Company. The Company has entered into a long-term lease for the Center requiring a nominal annual lease payment. The Company provides access to the technology and a portion of the Center to the University for its use in research and the development of educational curricula related to naval architecture and marine engineering. In addition to the amounts expected to be funded by the State, the Foundation, at the Company's request, is incurring approximately $15.5 million in additional costs to enhance the integration and functionality of the ship design and IPDE technology. The Company is reimbursing the Foundation for these additional amounts as incurred and will capitalize these costs and amortize them over their estimated useful lives in accordance with the Company's stated policies. (See Note 1 of the Notes to Consolidated Financial Statements).

      The Foundation is the borrower on all indebtedness incurred to construct and equip the Center. Under the terms of a Cooperative Endeavor Agreement, the State of Louisiana made a non-binding commitment to appropriate $40 million, plus interest, in installments over a period from 1997 through 2007 for donation to the Foundation for purposes of funding the Center. Avondale and the Foundation anticipate that appropriations by the State will be sufficient for the Foundation to service its debt. However, if the State's appropriations are insufficient, Avondale will ultimately be required to repay any remaining debt. The Company's guarantee is unsecured. As of December 31, 1998, the Foundation had incurred $39.7 million of costs to construct and equip the Center. In connection with its non-binding commitment, the State appropriated and paid $3.7 million during 1997 and $6.3 million in 1998, representing the first two installments to the Foundation.

      The Company's estimated income tax credit carry forward was $10.3 million at December 31, 1998. This amount, plus $9.0 million of alternative minimum tax credits will be used to reduce the income tax liabilities for 1999 and later years. The $9.2 million of cash paid in 1998 for income taxes reflects payments for alternative minimum tax. The income tax credit carry forward will expire in years 2000 through 2013. The alternative minimum tax credits may be carried forward indefinitely.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

                  Not applicable.

Item 8.           Financial Statements and Supplementary Data.

                  See next consecutive numbered page.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Avondale Industries, Inc.:

We have  audited  the  accompanying  consolidated  balance  sheets  of  Avondale
Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avondale Industries, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, effective January 1, 1998, the Company changed its method of accounting for certain insurance-related assessments.



/s/ DELOITTE & TOUCHE LLP
New Orleans, Louisiana
February 22, 1999

                                    AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                              (dollars in thousands)

                                                                                           December 31,
                                                                                      1998                1997
                                                                                 -------------       -------------
ASSETS

Current Assets:
Cash and cash equivalents....................................................    $      52,262       $      81,752
Receivables (Note 2).........................................................          125,917             101,746
Inventories (Note 3).........................................................           33,603              23,226
Deferred tax assets (Note 6).................................................           17,029              23,253
Prepaid expenses and other current assets ...................................            3,310               2,891
                                                                                 -------------       -------------
Total current assets.........................................................          232,121             232,868
                                                                                 -------------       -------------

Property, Plant and Equipment (Note 4):
Land.........................................................................            8,227               7,843
Buildings and improvements...................................................           68,880              55,917
Machinery and equipment......................................................          213,068             200,777
                                                                                 -------------       -------------
Total........................................................................          290,175             264,537
Less accumulated depreciation................................................         (141,249)           (134,481)
                                                                                 -------------       -------------
Property, plant and equipment - net..........................................          148,926             130,056
                                                                                 -------------       -------------
Goodwill - net...............................................................            4,961               5,357
Other assets.................................................................           11,194               7,334
                                                                                 -------------       -------------
TOTAL ASSETS.................................................................    $     397,202       $     375,615
                                                                                 =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt (Note 4)................................    $       3,137       $       3,047
Accounts payable.............................................................           79,876              59,548
Accrued employee compensation................................................           14,950              13,198
Other........................................................................           11,889              11,851
                                                                                 -------------       -------------
Total current liabilities....................................................          109,852              87,644
Long-term debt (Note 4)......................................................           48,682              51,819
Deferred income taxes (Note 6)...............................................            1,487              13,400
Other accrued employee compensation..........................................           26,766              13,775
                                                                                 -------------       -------------
Total liabilities............................................................          186,787             166,638
                                                                                 -------------       -------------

Commitments and Contingencies (Notes 5 and 10)

Shareholders' equity (Note 9):
Common stock, $1.00 par value; authorized - 30,000,000 shares; issued -
    15,967,082 shares in 1998 and 15,956,227 shares in 1997..................           15,967              15,956
Additional paid-in capital...................................................          376,512             374,173
Accumulated deficit..........................................................         (132,351)           (169,296)
Accumulated other comprehensive income/(loss)................................           (1,551)              --
                                                                                 -------------       -------------
Total........................................................................          258,577             220,833
Treasury stock (2,713,016 shares in 1998 and 1,463,016 shares in 1997)
    at cost (Note 8).........................................................          (48,162)            (11,856)
                                                                                 -------------       -------------
Total shareholders' equity...................................................          210,415             208,977
                                                                                 -------------       -------------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY.....................................................     $    397,202       $     375,615
                                                                                  ============       =============

See Notes to Consolidated Financial Statements.

                                    AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share data)

                                                                                 Years ended December 31,
                                                                           1998            1997            1996
                                                                        ----------      ----------       ---------
Sales (Note 2).......................................................   $  748,936      $  613,993       $ 624,929
Cost of sales........................................................      664,575         538,515         543,102
                                                                        ----------      ----------       ---------
Gross profit ........................................................       84,361          75,478          81,827
Selling, general and administrative expenses.........................       37,461          31,885          45,037
                                                                        ----------      ----------       ---------
Income from operations...............................................       46,900          43,593          36,790
Interest expense.....................................................       (3,667)         (4,804)         (4,986)
Other - net..........................................................        4,173           3,294           2,691
                                                                        ----------      ----------       ---------
Income before income taxes...........................................       47,406          42,083          34,495
Income tax provision (Note 6)........................................        8,415          15,250           3,700
                                                                        ----------      ----------       ---------
Income before accounting change .....................................       38,991          26,833          30,795
Cumulative effect of accounting change (Note 1)......................       (2,046)         --              --
                                                                        ----------      ----------       ---------
NET INCOME...........................................................   $   36,945      $   26,833       $  30,795
                                                                        ==========      ==========       =========

Income per share of common stock- BASIC (Note 9):
Income before accounting change......................................   $     2.83      $     1.85       $    2.13
Cumulative effect of accounting change...............................        (0.15)           --            --
                                                                        ----------      ----------       ---------
Net income...........................................................   $     2.68      $     1.85       $    2.13
                                                                        ==========      ==========       =========
Weighted average number of shares outstanding........................       13,775          14,491          14,464
                                                                        ==========      ==========       =========

Income per share of common stock- DILUTED (Note 9):
Income before accounting change......................................   $     2.82      $     1.85       $    2.13
Cumulative effect of accounting change...............................        (0.15)            --           --
                                                                        ----------     -----------       ---------
Net income...........................................................   $     2.67      $     1.85       $    2.13
                                                                        ==========      ==========       =========
Weighted average number of shares outstanding........................       13,845          14,524          14,479
                                                                        ==========      ==========       =========

See Notes to Consolidated Financial Statements.

                                    AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                  (in thousands)

                                                                                 Years ended December 31,
                                                                           1998            1997            1996
                                                                        ----------      ----------       ---------
Net income...........................................................   $   36,945      $   26,833       $  30,795
Other comprehensive income/(loss):
   Minimum pension liability adjustment, net of $605 tax benefit.....       (1,551)         --              --
                                                                        ----------      ----------       ---------
COMPREHENSIVE INCOME.................................................   $   35,394      $   26,833       $  30,795
                                                                        ==========      ==========       =========

See Notes to Consolidated Financial Statements.

                                    AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 Years ended December 31, 1996, 1997 and 1998
                                                                                   (in thousands)



                                                                                           Accumulated
                                                           Additional                         Other                        Total
                                                Common      Paid-In         Accumulated   Comprehensive    Treasury    Shareholders'
                                                 Stock      Capital           Deficit     Income/(Loss)     Stock          Equity
                                               --------    ----------      -----------    ----------       --------      ----------
     BALANCE, JANUARY 1, 1996.............     $ 15,927    $  373,911      $  (226,924)   $    --          $(11,856)     $  151,058
     Net Income...........................                                      30,795                                       30,795
                                               --------    ----------      -----------    ----------       --------      ----------
     BALANCE, DECEMBER 31, 1996...........       15,927       373,911         (196,129)        --           (11,856)        181,853
     Net Income...........................                                      26,833                                       26,833
     Other................................           29           262                                                           291
                                               --------    ----------      -----------    ----------       --------      ----------
     BALANCE, DECEMBER 31, 1997...........       15,956       374,173         (169,296)        --           (11,856)        208,977
     Net Income...........................                                      36,945                                       36,945
     Purchase of Treasury Stock
         (Note 8).........................                                                                  (36,306)        (36,306)
     Minimum Pension
          Liability Adjustment............                                                   (1,551)                         (1,551)
     Other................................           11         2,339                                                         2,350
                                               --------    ----------      -----------    ---------        --------      ----------
     BALANCE, DECEMBER 31, 1998...........     $ 15,967    $  376,512      $  (132,351)   $  (1,551)       $(48,162)     $  210,415
                                               ========    ==========      ===========    =========        ========      ==========

          See Notes to Consolidated Financial Statements.

                                    AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                   Years ended December 31,
                                                                             1998          1997             1996
                                                                        ----------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................................................   $   36,945       $  26,833       $  30,795
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization....................................        8,934          10,459          10,809
    Deferred income taxes............................................       (3,524)         12,198           2,600
    Loss on sale of assets...........................................          136             598           3,135
    Write-down of inventories........................................        2,200            --              --
    Cumulative effect of accounting change...........................        2,046            --              --
    Change in operating assets and liabilities, net of dispositions:
    Receivables......................................................      (24,171)         17,393         (25,955)
    Inventories......................................................      (12,577)         (1,441)         (6,496)
    Prepaid expenses and other assets................................       (3,131)         (3,053)           (150)
    Accounts payable.................................................       20,328         (14,041)          8,072
    Accrued compensation and other liabilities.......................        9,987           1,517           3,660
    Other - net......................................................         --                94            --
                                                                        ----------       ---------       ---------
Net cash provided by operating activities............................       37,173          50,557          26,470
                                                                        ----------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.................................................      (27,662)        (13,593)        (13,830)
Proceeds from sale of assets.........................................          118             510           2,998
Other - net..........................................................         --              --               383
                                                                        ----------       ---------       ---------
Net cash used for investing activities...............................      (27,544)        (13,083)        (10,449)
                                                                        ----------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term borrowings......................................       (3,047)         (4,957)         (5,832)
Payment for treasury stock (Note 8)..................................      (36,306)           --              --
Other - net..........................................................          234             291             231
                                                                        ----------       ---------       ---------
Net cash used for financing activities...............................      (39,119)         (4,666)         (5,601)
                                                                        ----------       ---------       ---------
NET (DECREASE)/INCREASE IN CASH AND CASH
EQUIVALENTS..........................................................      (29,490)         32,808          10,420
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR................................................       81,752          48,944          38,524
                                                                        ----------       ---------       ---------
CASH AND CASH EQUIVALENTS AT
    END OF YEAR......................................................   $   52,262       $  81,752       $  48,944
                                                                        ==========       =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year for:
Interest (net of amounts capitalized)................................   $    4,610       $   5,093       $   5,207
                                                                        ==========       =========       =========

Income taxes paid....................................................   $    9,150       $   1,950       $   1,760
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

Revenue Recognition

      Profits on long-term contracts are generally recorded on the basis of the Company's estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where contract performance is sufficient to estimate final results with reasonable accuracy. Estimates of the percentage of completion are based on direct labor charges. Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts requiring the revisions become known. Amounts in excess of agreed upon contract price for customer caused delays, disruptions, unapproved change orders or other causes of additional contract costs are recognized in contract value if it is probable that the claim for such amounts will result in additional revenue and the amount can be reasonably estimated. Profits on long-term cost-plus- award fee contracts are recognized as the aggregate of allowable costs reimbursed and award fees earned exceed total costs incurred. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined.

Statements of Cash Flows

      For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value Disclosures

       The estimated fair value of all  significant  financial  instruments  has been developed by the Company based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, such estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After such analysis, management believes that the carrying values of the Company's significant financial instruments including cash and cash equivalents, short-term investments, receivables, payables and certain accrued liabilities approximate fair values. The fair value of the Company's long-term debt at December 31, 1998 and 1997, based upon available market information, approximated $56.2 million and $60.9 million, respectively.

Inventories

      Inventories are recorded principally at the lower of cost (average or first-in, first-out) or market.

Property, Plant and Equipment

      Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is computed in the financial statements on the straight-line method based on estimates of useful lives as follows:

                                  Type                                   Period
                  -------------------------------------------------    -----------
                  Machinery and equipment...........................    3-20 years
                  Buildings and improvements........................   15-40 years

      Accelerated depreciation methods are generally used for income tax purposes. Maintenance and repairs are charged directly to expense as incurred. Additions, improvements and major renewals are capitalized. Interest costs for the construction of certain long-term assets are capitalized as part of the cost of property, plant and equipment and amortized over the related assets' useful lives. Interest costs capitalized in fiscal 1998, 1997 and 1996 approximated $1.4 million, $519,000, and $759,000, respectively.

Goodwill

      Goodwill represents the excess of the purchase price over the underlying fair value of the net assets of acquired businesses and is being amortized on a straight-line basis over its estimated useful life of twenty years. Management evaluates the continuing value and future benefits of goodwill, including the appropriateness of related amortization periods, on a current basis.

      Accumulated amortization at December 31, 1998 and 1997 amounted to $75.9 million and $75.5 million, respectively.

Impairment of Long-Lived Assets

      Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of long-lived assets is assessed by determining whether the carrying values can be recovered through projected cash flows and operating results over their remaining lives. Any impairment of the asset is recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset.

Income Taxes

      The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income taxes are provided in the financial statements, where necessary, to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. The temporary differences result principally from the use of different methods of accounting for depreciation, long-term contracts, pension benefits and workers' compensation benefits.

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

New Accounting Standards

      During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 provides guidance for the presentation and display of comprehensive income. SFAS 131 establishes standards for disclosure of operating segments, products, services, geographic areas and major customers. The Company has adopted SFAS 130 and has included the required Statements of Comprehensive Income within its consolidated financial statements with the same prominence as its other consolidated financial statements. In addition, the Company has considered the implications of SFAS 131 and has concluded that no additional disclosure is required at this time.

      In December 1997, the American Institute of Certified Public Accountants promulgated Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-related Assessments" ("SOP 97-3"). SOP 97-3 prescribes certain accounting treatment for entities that are subject to a variety of assessments related to insurance activities, including assessments by workers' compensation second-injury funds. SOP 97-3 requires that companies estimate and record the entity's future liabilities related to these assessments. Although SOP 97-3 is not effective until fiscal years beginning after December 15, 1998, it does encourage entities to early adopt its requirements. As Avondale has ceded certain workers' compensation claims to a second injury fund administered by the U. S. Department of Labor and is subject to an annual assessment, the Company has elected to adopt SOP 97-3 early. As a result, the Company has recorded as a liability the estimated present value of its future assessments. Thus, in accordance with SOP 97-3, the Company has recorded the after-tax impact of the early adoption of SOP 97-3 as a cumulative effect of accounting change within the Company's 1998 Consolidated Statement of Operations. The effect of this change in accounting principle was to decrease net income by $2.0 million (net of related tax benefits of $1.3 million) or $0.15 per basic and diluted share.

      Assuming the change in accounting principle had been retroactively applied to all periods presented, the reported net income of $36.9 million ($2.68 per basic share and $2.67 per diluted share) and $30.8 million ($2.13 per basic and diluted share) for 1998 and 1996, respectively, would have been $39.0 million ($2.83 per basic share and $2.82 per diluted share) and $28.7 million ($1.99 per basic and diluted share), respectively. The effect on net income and related per share amounts for 1997 is not material.

      In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the standards for disclosure of pension and other postretirement benefit plans by standardizing the disclosure requirements, requiring additional information on changes in the benefit obligations and fair values of plan assets, and eliminating certain disclosure requirements no longer considered to be useful. The new disclosure requirements are designed to improve the understandability of benefit disclosures for final analysis. The Company, in accordance with SFAS 132, has adopted this standard in 1998. See Note 7.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has considered the implications of SFAS 133 and has concluded that its implementation will not have a material effect on the Company's consolidated financial statements.

Reclassifications

      Certain reclassifications of prior year amounts have been made to conform to the current year presentation. These reclassifications were made for comparative purposes only and have no effect on net income as previously reported.

2.  Receivables

      Receivables consisted of the following at December 31, 1998 and 1997 (in thousands):

                                                                                    1998                  1997
                                                                                -----------           -----------
Long-term contracts:
      U.S. Government:
          Amounts billed.....................................................   $     2,857           $       967
          Unbilled costs, including retentions, and
            estimated profits on contracts in progress.......................       101,931                80,041
                                                                                -----------           -----------
          Total..............................................................       104,788                81,008

      Commercial:
          Amounts billed.....................................................         1,934                 4,180
          Unbilled costs, including retentions, and
            estimated profits on contracts in progress.......................        13,427                 8,543
                                                                                -----------           -----------
      Total from long-term contracts.........................................       120,149                93,731
Trade and other current receivables..........................................         5,768                 8,015
                                                                                -----------           -----------
      Total..................................................................   $   125,917           $   101,746
                                                                                ===========           ===========

      Unbilled costs, including retentions, and estimated profits on contracts in progress were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated profits at December 31, 1998, approximately $38.8 million is expected to be collected in 1999 with the balance to be collected in subsequent years as contract deliveries are made and warranty periods expire. Sales to the United States Government in 1998, 1997, and 1996 account for approximately 74%, 83% and 77% of total the sales, respectively.

      Costs and estimated profits (losses) on contracts in progress at December 31, 1998 and 1997 were as follows (in thousands):

                                                                                  1998                  1997
                                                                             --------------        --------------
Costs incurred on contracts in progress...................................   $    2,488,685        $    2,786,024
Estimated profits recognized on contracts in progress.....................          127,416               135,701
Estimated losses recognized on contracts in progress......................          (34,323)              (34,323)
                                                                             --------------        --------------
Total.....................................................................        2,581,778             2,887,402
Less billings to date.....................................................       (2,473,216)           (2,801,829)
                                                                             --------------        --------------
Net value of contracts in progress........................................   $      108,562        $       85,573
                                                                             ==============        ==============

Net value of contracts in progress was comprised of the following amounts (in thousands):

                                                                                    1998                  1997
                                                                                ------------          -----------
Unbilled costs and estimated
      profits on contracts in progress
      (included in receivables)..............................................   $   115,358           $    88,584
Billings in excess of costs and estimated
      profits on contracts in progress (included
      in accounts payable)...................................................        (6,796)               (3,011)
                                                                                -----------          ------------
Total                                                                           $   108,562          $     85,573
                                                                                ===========          ============

      The estimated losses on contracts in progress of $34.3 million included in the net value of contracts in progress at December 31, 1998 and 1997, are related to certain contracts which were delivered through 1998. During 1997 and 1996, the Company recorded increases of $5.8 million and $28.5 million, respectively, in the reserves related to the contracts to retrofit the four single- hulled forebodies with new double hulls and to construct the series of river hopper barges. The losses resulted primarily from increases in the estimated labor needed to complete these contracts.

      The Company currently has an issue with the U.S. Navy related to certain materials purchased from a subcontractor for use in the Strategic Sealift program. The materials were purchased based on government-provided specifications which have proven to be defective. In addition to delay and disruption costs, the Company has incurred approximately $12.5 million in direct costs through December 31, 1998 related to this issue. The Company believes that it is entitled to recovery from the U.S. Navy of these costs and has recorded a receivable for the amount of the direct costs incurred to date. While the Company hopes to resolve this issue through negotiation, the Company has engaged legal counsel to assist in the development of a claim.

3.  Inventories

      Inventories consisted of the following at December 31, 1998 and 1997 (in thousands):

                                                                                    1998                  1997
                                                                                -----------          ------------
Goods held for sale..........................................................   $    25,108          $     14,915
Materials and supplies.......................................................         8,495                 8,311
                                                                                -----------          ------------
Total     ...................................................................   $    33,603          $     23,226
                                                                                ===========          ============

      Included in the results of operations for 1998 is a $2.2 million pre-tax charge to reduce the carrying value of certain steel inventories to market prices.

4.  Financing Arrangements

Revolving Credit Agreement

      The Company has an unsecured revolving credit agreement ("the agreement") with various financial institutions. The agreement provides for an available line of credit equal to the lesser of $65 million or a specified borrowing base with a term expiring in April 2000. At December 31, 1998, there were aproximately $11.3 million of letters of credit issued against the agreement leaving approximately $53.7 million of liquidity available to Avondale for operations and other purposes. There were no borrowings in 1998 and 1997 under the revolving credit agreement. A committment fee based on the average daily amount of the unused line of credit is payable on a quarterly basis. Borrowings under the agreement bear interest at fluctuating rates. The agreement (1) requires the Company to meet certain financial covenants (relating to net worth, debt coverage, interest coverage and backlog), (2) imposes limitations and restrictions related to annual capital expenditures, the incurrence of new indebtedness, the payment of dividends and the repurchase of common stock and
(3) requires compliance with the terms and conditions of all other debt agreements.

Long-Term Debt

      Long-term debt consisted of the following at December 31, 1998 and 1997 (in thousands):

                                                                                          1998              1997
                                                                                        --------          --------
Industrial revenue bonds........................................................        $ 34,390          $ 35,360
Mortgage bonds, interest at 8.16%, payable
  in semi-annual principal installments to 2010.................................          14,222            15,408
Mortgage bonds,interest at 7.86%, payable in semi-annual
  principal installments to 2000................................................           1,552             2,328
General obligation industrial bonds, interest at 7%,
  payable in annual installments to 2008........................................           1,655             1,770
                                                                                        --------          --------
Total...........................................................................          51,819            54,866
Less current maturities of long-term debt.......................................          (3,137)           (3,047)
                                                                                        --------          --------
Long-term debt..................................................................        $ 48,682          $ 51,819
                                                                                        ========          ========

      The $34.4 million of industrial revenue bonds represent Series 1994 bonds which consist of (1) $4.9 million bearing interest at 8.25% and payable in annual principal installments ranging from $650,000 in 1999 to a final payment of $985,000 in 2004 and (2) $29.5 million bearing interest at 8.50% and payable in annual principal installments ranging from $405,000 in 1999 to a final payment of $3.8 million in 2014. The Series 1994 bonds are secured by certain property and equipment which had a net book value of approximately $26.4 million at December 31, 1998. Among other things, the terms and conditions of the Series 1994 bonds (1) require the Company to meet certain financial covenants (relating to net worth, debt and debt service coverage and liquidity), (2) impose limitations and restrictions related to the incurrence of new indebtedness and the payment of dividends, and (3) require compliance with the terms and conditions of other specified debt agreements.

      The $14.2 million of mortgage bonds represent the remaining balance of $17.8 million of bonds issued in February 1995 as part of the financing of the Company's approximately $20 million plant modernization effort. The bonds were issued utilizing a U.S. Government guarantee under Title XI of the Merchant Marine Act, 1936, as amended ("Title XI"), bear interest at the annual rate of 8.16% and are payable in equal semi-annual principal payments of $593,000 with the final payment in 2010. The terms of the financing include various restrictive covenants including provisions relating to the maintenance of working capital, incurrence of additional indebtedness, and the maintenance of a minimum net worth. Assets having a net book value of approximately $18.4 million at December 31, 1998 have been pledged as collateral for these mortgage bonds.

      The $1.6 million of mortgage bonds at December 31, 1998 represent the balance of an earlier mortgage bond issue which also utilized a Title XI guarantee. The terms of the financing provide for an annual interest rate of 7.86% and contain various restrictive covenants similar to those for the $14.2 million of Title XI mortgage bonds discussed above. These bonds are payable in equal semi-annual principal payments of $388,000 and mature in the year 2000. Property, plant and equipment having a net book value of approximately $12.0 million at December 31, 1998 has been pledged as collateral for these mortgage bonds.

      Annual maturities of long-term debt for each of the next five years and in total thereafter follow (in thousands):

                                  1999...............................      $  3,137
                                  2000...............................         3,237
                                  2001...............................         2,571
                                  2002...............................         2,686
                                  2003...............................         2,821
                                  Thereafter.........................        37,367
                                                                           --------
                                  Total..............................      $ 51,819
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

      Rental expense for operating leases was $10.5 million, $6.1 million and $9.0 million in 1998, 1997 and 1996, respectively.

Minimum rental commitments under leases having an initial or remaining noncancelable term in excess of twelve months follow (in thousands):

                                  1999...............................        $2,437
                                  2000...............................         1,830
                                  2001...............................           607
                                  2002...............................           --
                                  2003...............................           --
                                                                             ------
                                  Total..............................        $4,874
                                                                             ======

6.  Income Taxes

      Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires the use of the asset and liability approach for financial accounting and reporting for income taxes.

      The Company has provided for Federal and State income taxes as follows (in thousands):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                  1998          1997        1996
                                                                                --------       -------    --------
Current provision......................................................         $ 11,940       $ 3,052    $  1,100
Deferred provision.....................................................            1,475        12,198      11,600
Deferred benefit attributable to the realization of
   net operating loss carryforwards and tax credits....................           (5,000)         --        (9,000)
                                                                                --------       -------    --------
Provision for income taxes.............................................         $  8,415       $15,250    $  3,700
                                                                                ========       =======    ========

      The provision for income taxes varied from the Federal statutory income tax rate due to the following (dollars in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                    1998                     1997                     1996
                                              Amount        %          Amount           %       Amount        %
                                             ---------    ---         ---------        --     ---------     ---
Taxes at Federal statutory rate..........    $  16,592     35         $  14,729        35     $  12,073      35
Net operating loss carry forwards
  and tax credits utilized...............       (5,000)   (11)             --          --        (9,000)    (26)
Adjustments related to certain prior
 year tax deductions.....................       (4,600)    (9)             --          --            --      --
State income taxes ......................          948      2              --          --            --      --
Other....................................          475      1               521         1           627       2
                                             ---------    ---         ---------        --     ---------     ---

Total....................................    $   8,415     18         $  15,250        36     $   3,700      11
                                             =========    ===         =========        ==     =========     ===

      At December 31, 1998 the Company has available for Federal income tax purposes tax credit carry forwards of $10.3 million. These income tax credit carry forwards expire in the years 2000 through 2013. Additionally, the Company has $9.0 million of alternative minimum tax credits which may be carried forward indefinitely.

      Deferred income taxes represent the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases, and (b) operating loss and tax credit carry forwards. The tax effects of significant items comprising the Company's net deferred tax balances at December 31, 1998 and 1997 are as follows (in thousands):

                                                                                     1998                   1997
                                                                                   --------               --------
      Deferred Tax Liabilities:
      Differences between book
        and tax basis of property, plant and equipment....................         $ 25,053               $ 25,566
      Other...............................................................              712                    818
                                                                                   --------               --------
          Total...........................................................           25,765                 26,384
                                                                                   --------               --------
      Deferred Tax Assets:
      Reserves not currently deductible...................................            8,555                  3,795
      Long-term contracts.................................................            6,684                 18,710
      Other temporary differences.........................................            7,368                  6,126
      Tax credit carry forwards...........................................           19,383                  8,289
                                                                                   --------               --------
                                                                                     41,990                 36,920
      Valuation Allowance.................................................             (683)                  (683)
                                                                                   --------               --------
          Total...........................................................           41,307                 36,237
                                                                                   --------               --------
      Net deferred tax assets.............................................         $ 15,542               $  9,853
                                                                                   ========               ========

      The net deferred tax assets are included in the following balance sheet captions (in thousands):

                                                                                     1998                   1997
                                                                                   --------               --------
      Current deferred tax assets.........................................         $ 17,029               $ 23,253
      Non-current deferred income tax liabilities.........................           (1,487)               (13,400)
                                                                                   --------               --------
      Net deferred tax assets.............................................         $ 15,542               $  9,853
                                                                                   ========               ========

7.  Retirement Plans

ESOP

      The Company maintains the Avondale Industries, Inc. Employee Stock Ownership Plan ("ESOP"). The ESOP covers all employees of the Company upon completion of one year of service, except certain employees who are covered by collective bargaining agreements, unless by the terms of such agreements, the employees are to participate in the ESOP. The ESOP is a qualified, noncontributory defined contribution plan intended to qualify as a stock bonus plan and an employee stock ownership plan. The stock bonus plan portion of the plan is designed to invest in a diversified portfilio and the employee stock ownership plan portion is designed to invest primarily in common stock of the Company. The ESOP is specifically authorized to leverage its acquisition of equity securities of the Company. At December 31, 1998 and 1997, the ESOP owned approximately 1,706,500 and 2,835,000 shares of the Company's common stock, respectively. In June 1998, the Company purchased 1,054,750 shares of the Company's common stock held by the ESOP for approximately $30.6 million of the approximately $36.3 million expended to fund the share repurchase. See Note 8. Company contributions to the ESOP for the years ended December 31 1998, 1997 and 1996 were not material.

Pension and Postretirement Plans

      The Company sponsors a qualified, noncontributory defined benefit pension plan (the "Pension Plan") which covers substantially all employees who have attained age 21 and completed one year of service. Benefits payable under the Pension Plan are coordinated with the benefits payable to participating employees in the ESOP. At retirement, a person's benefit is based on the greater of (i) the market value of the participant's ESOP account or (ii) the benefit calculated under the pension plan formula. The pension plan formula benefits are based on a defined dollar amount multiplied by a fraction related to a participant's credited service.

      The Company also maintains certain nonqualified, noncontributory, unfunded defined benefit pension plans and a postretirement welfare plan which provide, among other benefits, specified retirement, life insurance and medical insurance benefits to employees designated by the Board of Directors.

      The following table sets forth the changes in benefit obligations, changes in plan assets and estimated funded status for qualified and non-qualified pension and other postretirement benefits as of December 31, 1998 and 1997 (in thousands):

                                                                    Pension Benefits          Other Benefits

                                                                 1998          1997        1998          1997
                                                              ---------    ---------     --------      --------
Change in benefit obligation:
Benefit obligation at beginning of year.................      $  56,385    $  50,868     $  3,359      $  3,019
Service cost............................................          2,704        3,037           54            39
Interest cost...........................................          4,147        4,230          288           233
Plan amendments.........................................          1,847        --            --             --
Actuarial loss..........................................          4,779        3,176          919            90
Benefits paid...........................................         (4,535)      (4,926)        (106)          (22)
                                                              ---------    ---------     --------      --------
Net benefit obligation at end of year ..................         65,327       56,385        4,514         3,359
                                                              ---------    ---------     --------      --------

Change in plan assets:
Fair value of plan assets at beginning of year..........         66,791       58,769         --            --
Actual return on plan assets............................         10,582       12,637         --            --
Employer contributions..................................            333          311          106            22
Benefits paid...........................................         (4,535)      (4,926)        (106)          (22)
                                                              ---------    ---------     --------      --------
Fair value of plan assets at end of year ...............         73,171       66,791         --            --
                                                              ---------    ---------     --------      --------

Estimated funded status:
Funded status at end of year ...........................          7,844       10,406       (4,514)       (3,359)
Unrecognized net actuarial (gain) loss..................        (15,389)     (16,286)         968            68
Unrecognized prior service cost.........................          1,197         (896)        --            --
Unrecognized net transition obligation..................             45           61        2,641         2,830
                                                              ---------    ---------     --------      --------
Net amount recognized at end of year  ..................      $  (6,303)   $  (6,715)    $     (905)   $   (461)
                                                              =========    =========      =========    ========

Amounts recognized in the statements of financial position consist of:

   Accrued benefit cost ................................      $  (6,303)   $  (6,715)    $   (905)     $   (461)
   Minimum pension liability adjustment.................         (4,679)        (831)         --            --
   Intangible asset.....................................          2,523          831          --            --
   Accumulated other comprehensive loss.................          2,156          --           --            --
                                                              ---------    ---------     --------      --------
   Net amount recognized at end of year.................      $  (6,303)   $  (6,715)    $   (905)     $   (461)
                                                              =========-   ==========    ========      ========

      The Company's funding policy for the Pension Plan is to contribute each year an amount equal to the minimum required contribution under the Employee Retirement Income Security Act of 1974. However, the contribution for any year will not be greater than the maximum tax deductible contribution. Plan assets of the Pension Plan consist primarily of United States Government and Agency securities, corporate stocks and corporate bonds and notes. The Company's other pension plans and its postretirement welfare plan are unfunded plans and the Company's funding policy is to contribute amounts necessary to pay current benefits. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 6.75% for 1998, 7.25% for 1997, and 7.75% for 1996. The rate of increase in future compensation levels used was 4.0% for 1998, 1997 and 1996 and thereafter. The expected long-term rate of return on the assets was 9.0% for 1998, 1997 and 1996.

      For measurement purposes, an 8.0% annual rate of increase in the cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.0% in 2004 and remain at that level thereafter.

      The components of net periodic benefit cost/(income) are as follows (in thousands):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                         Pension Benefits

                                                                                 1998          1997          1996
                                                                             ----------    ----------    ---------
Service cost................................................................ $    2,704    $    3,037    $   3,883
Interest cost  .............................................................      4,147         4,230        4,352
Expected return on assets...................................................     (5,833)       (5,112)      (4,531)
Amortization of:
   Transition obligation....................................................         15            15           15
   Prior service cost.......................................................       (245)         (246)        (246)
   Actuarial (gain) loss....................................................       (867)         (356)         244
                                                                             ----------    ----------    ---------
Total net periodic benefit (income) cost ................................... $      (79)   $    1,568    $   3,717
                                                                             ==========    ==========    =========

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                           Other Benefits

                                                                                 1998          1997        1996
                                                                             ----------    ----------    ---------
Service cost................................................................ $       54    $       39    $    --
Interest cost...............................................................        288           233         --
Expected return on assets...................................................        --            --          --
Amortization of:
   Transition obligation....................................................        189           189         --
   Prior service cost.......................................................        --            --          --
   Actuarial (gain) loss....................................................         19           --          --
                                                                             ----------    ----------    ---------
Total net periodic benefit cost............................................. $      550    $      461    $    --
                                                                             ==========    ==========    =========

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $14,249, $12,640 and $0, respectively, as of December 31, 1998 and $10,408, $9,160 and $0, respectively, as of December 31, 1997.

      Assumed health care cost trend rates impact the amounts reported for the Company's post-retirement welfare plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of and for the years ended December 31, 1998 and 1997 (in thousands):

                                                                        1998                          1997
                                                               ----------------------      -----------------------

                                                               1% Point      1% Point       1% Point       1% Point
                                                               Increase      Decrease       Increase       Decrease
                                                               --------      --------       --------       --------
Effect on total service and interest cost components....       $     23      $    (20)      $     19       $    --
Effect on postretirement benefit obligation.............            298          (250)           230            --

401(k) Savings Plan

      Beginning in 1996, the Company sponsored a 401(k) Savings Plan. Participation in this defined contribution plan is available to substantially all employees with one year of credited service to the Company. The Company may elect to make contributions to the Plan; however, the timing and amount of such contributions is at the discretion of the Company's Board of Directors. The Company paid approximately $500,000 in matching contributions for the 1998 and 1997 Plan Years. There was no similar contribution for the 1996 Plan Year.

8.  Tender Offer

      In June 1998, the Company completed a tender offer purchasing 1.25 million shares of its common stock at $28 7/8 per share. Under the terms of the offer, the Company invited its shareholders to tender their shares at prices ranging from $26 1/2 to $29 per share as specified by each shareholder. The total cost to the Company of completing the tender offer was approximately $36.3 million, including legal, consulting and other professional fees. The total shares repurchased represented approximately 8.6% of the outstanding shares at that date, and following the tender offer, the Company had approximately 13.2 million shares of its common stock outstanding. The transaction was funded using existing cash balances.

9.  Shareholders' Equity

Preferred Stock

      The Company is authorized to issue 5,000,000 shares of preferred stock, $1.00 par value, none of which was outstanding at December 31, 1998 and 1997.

Earnings Per Share

      In accordance with Statement of Financial Accounting Standards Number 128, "Earnings Per Share" ("SFAS 128"), the Company changed its method of calculating earnings per share ("EPS") during the fourth quarter of 1997. The number of weighted average shares outstanding for "basic" EPS was 13,775,333, 14,490,644 and 14,464,175 for the years ended December 31, 1998, 1997 and 1995, respectively. The number of weighted average shares outstanding for "diluted" EPS was 13,844,564, 14,523,838 and 14,479,364 for the years ended December 31,
1998, 1997 and 1996, respectively. The difference in weighted average shares outstanding of 69,231, 33,194 and 15,189 for the years ended December 31, 1998, 1997 and 1996, respectively, relate to stock appreciation rights and options. In accordance with the disclosure requirements of SFAS 128, the reconciliation of the numerator and denominator for calculating earnings per share is as follows (in thousands, except per share data):

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                            1998                              1997                            1996
                           ---------------------------------  ---------------------------------  -----------------------------------
                             Income      Shares    Per Share    Income       Shares   Per Share    Income       Shares     Per Share
                           (Numerator)(Denominator)  Amount   (Numerator)(Denominator)  Amount   (Numerator) (Denominator)   Amount
                           ---------- ------------ ---------  ---------- ------------ ---------  ----------  ------------  ---------
BASIC EPS
Income available to
    common shareholders     $36,945      13,775      $ 2.68     $26,833     14,491      $ 1.85     $30,795      14,464       $ 2.13
                                                     ======                             ======                               ======

EFFECT OF DILUTIVE
    SECURITIES
Stock appreciation
    rights/options                           70                                 33                                  15
                                         ------                             ------                              ------

DILUTED EPS
Income available to
   common shareholders
   plus assumed conversions $36,945      13,845      $ 2.67     $26,833     14,524      $ 1.85     $30,795      14,479       $ 2.13
                            =======      ======      ======     =======     ======      ======     =======      ======       ======

As discussed in Note 8 of the Notes to Consolidated Financial Statements herein, the Company completed a tender offer purchasing 1.25 million shares of its common stock in June 1998. Had the repurchase taken place as of January 1, 1996, the Company's diluted earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been $2.73, $1.88 and $2.24, respectively.

Stock-Based Compensation Plans

      The Company has two stock-based compensation plans which are described below. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its plans. Accordingly, no compensation expense is recognized for its stock-based compensation plans other than for performance-based awards as the exercise price of all stock options granted thereunder is equal to the fair value of the Company's common stock at the date of grant. Since no options were granted under the Company's stock-based compensation plans during 1996, there would have been no effect on net income and income per common share. Had 1998 and 1997 compensation costs for the Company's stock-based compensation plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology presented under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                             1998                  1997
                                                                          ---------             ---------
Net income                                   As reported                  $  36,945             $  26,833
                                             Pro forma                    $  35,982             $  25,413

Earnings per share-basic                     As reported                  $    2.68             $    1.85
                                             Pro forma                    $    2.61             $    1.75

Earnings per share-diluted                   As reported                  $    2.67             $    1.85
                                             Pro forma                    $    2.60             $    1.75

      The weighted average fair value of the options granted during 1998 and 1997 was $15.3993 and $15.4542, respectively. The fair value of each option granted in 1998 and 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield; expected volatility of 56.6209% and 85.0581% for 1998 and 1997, respectively; risk-free interest rate of 4.753% and 5.772% for 1998 and 1997, respectively; and an expected life of 5.86 years for both 1998 and 1997.

      During 1997, the Board of Directors adopted and the shareholders approved the Avondale Industries, Inc. 1997 Stock Incentive Plan (the "1997 Plan") which provides for the award of various economic incentives to key employees and directors. Incentives granted under the 1997 Plan may be in the form of stock options, stock appreciation rights, restricted stock and performance shares or any combination thereof. A total of 1,430,000 shares of common stock of the Company are reserved for issuance under the 1997 Plan. Incentives granted under the 1997 Plan have a maximum term of ten years and are exercisable, subject to various terms and conditions as set forth by the Compensation Committee of the Board of Directors. Transactions of the 1997 Plan during 1998 and 1997 were as follows:

                                                                        1998
                     -------------------------------------------------------------------------------------------------
                                      Options Outstanding                                  Options Exercisable
                     ----------------------------------------------------------      ---------------------------------
                                           Weighted Average
                                               Remaining
                      Number               Contractual Life    Weighted Average         Number        Weighted Average
                     Outstanding                (Years)         Exercise Price       Exercisable       Exercise Price
                     -----------           ----------------    ----------------      -----------      ----------------
Beginning of year       274,904                   9.47               $ 20.723            90,219           $ 22.940
Granted/vested          221,036                   8.10                 26.868            46,957             19.639
Exercised               (10,855)                    --                 21.725           (10,855)            21.725
Forfeited/expired       (8,764)                     --                 22.934                --                 --
                        -------                                                         -------
End of year             476,321                   8.30               $ 23.511           126,321           $ 21.817
                        =======                                                         =======
Available for grant,
  end of year           962,443
                        =======

      The range of exercise prices for options outstanding at December 31, 1998, under the 1997 Plan was $19.625 to $26.875. The 221,036 options granted under the 1997 Plan in 1998 vest 25% on the first, second, third and fourth anniversary date of the grant.

                                                                       1997
                     -------------------------------------------------------------------------------------------------
                                      Options Outstanding                                  Options Exercisable
                     ----------------------------------------------------------      ---------------------------------
                                           Weighted Average
                                               Remaining
                      Number               Contractual Life    Weighted Average         Number        Weighted Average
                     Outstanding                (Years)         Exercise Price       Exercisable       Exercise Price
                     -----------           ----------------    ----------------      -----------      ----------------
Beginning of year           --                      --                    --                --                 --
Granted/vested          274,904                   9.47               $ 20.723           90,219            $ 22.940
Exercised                   --                      --                    --                --                 --
Forfeited/expired           --                      --                    --                --                 --
                      ---------                                                         ------
End of year             274,904                   9.47               $ 20.723           90,219            $ 22.940
                      =========                                                         ======
Available for grant,
  end of year         1,155,096
                      =========

      The range of exercise prices for options outstanding at December 31, 1997, under the 1997 Plan was $19.625 to $22.940. Of the 274,904 options granted under the 1997 Plan in 1997, 184,685 options vest 25% on the first, second, third and fourth anniversary date of the grant, while the remaining 90,219 options vested on the grant date.

      The Company's Performance Share Plan provided for the award of shares of Common Stock to senior executives of the Company, as designated by a committee of the Board of Directors, which were earned upon the attainment of specified performance objectives. These performance objectives have been attained and therefore no further awards will be made.

      A summary of the status of the Performance Share Plan as of December 31, 1998, 1997 and 1996 and changes during the three years ended December 31, 1998 are presented below:

                                    1998                         1997                              1996
                           -----------------------     ------------------------          ------------------------
                                         Weighted                     Weighted                          Weighted
                                          Average                      Average                           Average
                                         Exercise                     Exercise                          Exercise
                             Shares        Price          Shares        Price             Shares          Price
                             ------      --------        -------      --------           -------        --------
Options outstanding
and exercisable,
beginning of year            4,896       $16.994         226,404      $17.718            240,971        $17.463

Forfeited/expired              --           --               --           --               1,360         19.000

Exercised                    3,298        16.970         221,508       17.537             13,207         12.940
                             -----                       -------                         -------
Options outstanding
and exercisable,
end of year                  1,598       $17.044           4,896      $16.994            226,404        $17.718
                             =====                       =======                         =======

      The range of exercise prices for options outstanding at December 31, 1998 under the Performance Share Plan (which contain a stock appreciation right feature) was $3.875 to $19.00 and the weighted-average remaining contractual life for such options was 0.82 years.

      Compensation expense for the years ended December 31, 1998, 1997 and 1996 was not material.

      Upon the consummation of the Company's proposed merger with Newport News Shipbuilding Inc., pursuant to the terms of the 1997 Plan, all options immediately become exercisable. See Note 11.

10.  Commitments and Contingencies

Litigation

      In January 1986, the Louisiana Department of Environmental Quality ("DEQ") advised the Company that it could be a potentially responsible party ("PRP") with respect to an oil reclamation site operated by an unaffiliated company in Walker, Louisiana. To date, the Company and certain of the other PRPs (the "Funding Group") for the site have funded the site's remediation expenses, PRP identification expenses and related costs for the participating parties. As of December 31, 1998 such costs totaled approximately $19.5 million, of which the Company has funded approximately $4.0 million. Since 1988, the Funding Group filed petitions to add a number of companies as third-party defendants with regard to the remedial action. The Funding Group has agreed to settle with the majority of these companies. All funds collected are placed in escrow to fund future expenses. At December 31, 1998, the balance of the escrow was $9.9 million, which is to be used to fund any ongoing remediation expenses. The Company will not owe any future assessments until the balance in escrow is depleted. There are additional settlements being negotiated which should add to the balance in escrow.

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

Guarantee

      Pursuant to agreements related to the University of New Orleans ("UNO")/Avondale Maritime Technology Center of Excellence ("the Center"), the Company has agreed to guarantee indebtedness with a principal amount not to exceed $40 million incurred by the UNO Research and Technology Foundation, Inc. (the "Foundation") for construction of the facility and the acquisition of computer-aided technology. Under the terms of a Cooperative Endeavor Agreement, the State of Louisiana made a non-binding commitment to appropriate $40 million, plus interest, in installments over a period from 1997 through 2007 for donation to the Foundation for purposes of servicing the debt incurred in connection with construction of the Center. Avondale and the Foundation anticipate that appropriations by the State will be sufficient for the Foundation to service its debt. However, if the State's appropriations are insufficient, Avondale will ultimately be required to repay any remaining debt. The Company's guarantee is unsecured. As of December 31, 1998, the Foundation had incurred $39.7 million of costs to construct and equip the Center. In connection with its non-binding commitment, the State appropriated and paid $3.7 million during 1997 and $6.3 million in 1998, representing the first two installments to the Foundation.

Letters of Credit and Bonds

      In the normal course of its business activities, the Company is required to provide letters of credit and bonds to secure the payment of workers' compensation obligations, other insurance obligations and to provide a debt service reserve fund related to $34.4 million of Series 1994 industrial revenue bonds. Additionally, under certain contracts the Company may be required to provide letters of credit to secure certain performance obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to approximately $32.3 million at December 31, 1998 and 1997.

11.   Subsequent Event

      On January 19, 1999, Avondale announced a proposed merger with a subsidiary of Newport News Shipbuilding Inc. which would result in Avondale becoming a subsidiary of Newport News. The proposed merger is structured as a stock-for-stock transaction and is subject to regulatory and shareholder approval. Upon consummation of the proposed merger, each Avondale share would be exchanged for a maximum of 1.25 and a minimum of 1.15 of Newport News Shipbuilding Inc. shares based on the average closing price of Newport News shares during the fifteen day trading period ending on the fourth trading day prior to the shareholder vote. If such average closing price is $28.40 or less, Avondale shareholders would receive 1.25 Newport News shares for each Avondale share. If such price is $30.87 or more, Avondale shareholders would receive 1.15 Newport News shares for each Avondale share. If such price is between $28.40 and $30.87, Avondale shareholders would receive that number of Newport News shares determined by dividing $35.50 by such price, or between 1.25 and 1.15 Newport News shares. Avondale and Newport News expect to finalize the transaction during the second quarter of 1999.

      On February 22, 1999, Avondale and Newport News announced that their proposed merger had been cleared by the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The antitrust clearance satisfies an important condition to the closing of the transaction, which remains subject to the approval of the shareholders of both companies and to the consent of the Administrator of the Maritime Administration of the Department of Transportation.

      In addition, on February 18, 1999, the Company announced that it had been advised by Newport News that Newport News had received an unsolicited offer from General Dynamics Corporation ("General Dynamics") proposing to acquire Newport News for $38.50 per share in cash, subject to due diligence and regulatory clearance. Although the General Dynamics offer did not specifically ask Newport News to terminate its agreement with Avondale, the offer did state that Newport News' proposed merger with Avondale would create antitrust problems in a combination of General Dynamics and Newport News.

      Newport News has advised General Dynamics that it is not prepared to evaluate the General Dynamics proposal until it obtains reliable assurance that a combination of General Dynamics and Newport News would not be opposed by the Department of Defense and Department of Justice. To that end, Newport News made a request to the Department of Defense seeking a prompt indication of the Department's position on the General Dynamics proposal. Pending any such determination, Newport News and the Company have each publicly expressed their full commitment to the Newport News-Avondale merger.

12.  Quarterly Results (Unaudited)

      Consolidated operating results for the four quarters of 1998 and 1997 were as follows (in thousands, except per share data):

                                                     1998                                              1997
                               -------------------------------------------------      --------------------------------------------
                                First          Second        Third       Fourth        First     Second        Third       Fourth
                               Quarter         Quarter      Quarter      Quarter      Quarter    Quarter      Quarter      Quarter
   Sales...................    $184,625       $178,463      $197,961    $187,887      $139,513   $145,792     $159,217    $169,471

   Gross Profit ...........      20,128         21,345        23,409      19,479        18,633     19,501       19,670      17,674

   Income from Operations..      11,815         11,936        12,419      10,730        10,299     10,866       10,950      11,478

   Income before
      Accounting Change....       7,377          7,654         7,856      16,104         6,291      6,380        6,920       7,242

   Cumulative Effect of
      Accounting Change....      (2,046)           --            --          --            --         --           --          --

   Net Income .............    $  5,331       $  7,654      $  7,856    $ 16,104      $  6,291   $  6,380     $  6,920    $  7,242
                               ========       ========      ========    ========      ========   ========     ========    ========


   Income per share:
   BASIC:
   Income before
      Accounting Change....    $   0.51       $   0.54      $   0.59    $   1.22      $   0.43   $   0.44     $   0.48    $   0.50
   Cumulative Effect of
      Accounting Change....       (0.14)           --            --          --            --         --           --          --
                               --------       --------      --------    --------      --------   --------     --------    --------

   Net Income .............    $   0.37       $   0.54      $   0.59    $   1.22      $   0.43   $   0.44     $   0.48    $   0.50
                               ========       ========      ========    ========      ========   ========     ========    ========


   DILUTED:
   Income before
      Accounting Change....    $   0.51       $   0.54      $   0.59    $   1.21      $   0.43   $   0.44     $   0.48    $   0.50
   Cumulative Effect of
      Accounting Change....       (0.14)           --            --          --            --         --           --          --
                               --------       --------      --------    --------      --------   --------     --------    --------

   Net Income .............    $   0.37       $   0.54      $   0.59    $   1.21      $   0.43   $   0.44     $   0.48    $   0.50
                               ========       ========      ========    ========      ========   ========     ========    ========

Net income and related per share amounts previously reported by the Company for the first quarter of 1998 differ from the first quarter data shown above solely due to the change in accounting principle discussed in Note 1. Included in the fourth quarter 1998 results are the following:
   -- $9.6  million  income  tax  benefit  to  recognize  income tax credits and adjustments associated with certain prior year tax deductions.
   -- $2.2 million pre-tax charge to reduce the carrying value of certain steel inventories to market prices.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of shareholders and is incorporated herein by reference.

Item 11.          Executive Compensation.

         Information concerning the executive compensation called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of shareholders and is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of shareholders and is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions.

         Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of shareholders and is incorporated herein by reference.

                                     PART IV

Item 14.          Exhibits,  Financial  Statement Schedules  and Reports on Form
                  8-K

                (a)(1)     Financial Statements

                  Independent Auditors' Report.

                  Consolidated Balance Sheets as of December 31, 1998 and 1997.

                  Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1997 and 1998.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                  Notes to Consolidated Financial Statements.

                (a)(2)     Financial Statement Schedules

                                     Not applicable

                (a)(3)     Exhibits

         2.1 Agreement and Plan of Merger dated as of January 19, 1999, among Newport, Ares and Avondale.(1)

         2.2 Parent Stock Option Agreement dated as of January 19, 1999, between Newport and Avondale.(1)

         2.3 Company Stock Option Agreement dated as of January 19, 1999, between Avondale and Newport.(1)

         3.1      Articles of Incorporation of the Company.(2)

         3.2      By-laws of the Company, as amended on November 3, 1997.(3)

         4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and By-laws defining the rights of holders of Common Stock.

         4.2      Specimen of Common Stock Certificate.(4)

         4.3      Instruments Relating to Title XI Vessel Financing

                  (a) Trust Indenture dated October 21, 1975, by and between the
                      Company and Manufacturers Hanover Trust Company, as Indenture Trustee, relating to $19,012,000 of United States Government Guaranteed Ship Financing Bonds, as amended by an Assumption Agreement and Supplemental Indenture dated September 16, 1985(5), as further amended by a Master Assumption Agreement, Supplemental Indenture No. 2 and Amendment to Title XI Finance Agreements dated March 13, 1991 (the "Master Assumption Agreement"),(6) which has been further amended by a Third Supplemental Indenture dated February 9, 1995.(7)

                  (b) Title  XI  Reserve  Fund  and  Financial  Agreement  dated
                      October 21, 1975, by and between the Company and the United States of America, as amended by Amendments Nos. 1 and 2(5), as further amended by the Master Assumption Agreement (filed as Exhibit 4.3(a) hereto). The Reserve Fund and Financial Agreement has been further amended by Amendment No. 5 dated February 9, 1995(7) and Amendment No. 6 dated August 22, 1996.(8)

                  (c) Form  of  8.80%  Sinking Fund Bond,  Series A (included in
                      Exhibit 4.3(a)).

                  (d) Form  of  9.30%  Sinking Fund Bond,  Series B (included in
                      Exhibit 4.3(a)).

                  (e) Form of 7.86% Sinking Bond Fund, 2000 Series.(7)

         4.4      Instruments    relating    to   AEI's    and  the    Company's
                  obligations   arising  in   connection  with  the  issuance of
                  General Obligation Bonds by Harrison County, Mississippi.

                  (a) Loan  Agreement  dated  April  1,  1991  between  Harrison
                      County, Mississippi and AEI, pursuant to which AEI is obligated to repay $3 million in order to fund the County's bond payment obligations.(4)

                  (b) Guaranty  Agreement  dated  April  1,   1991  between  the
                      Company,   Harrison   County, Mississippi and the State of
                      Mississippi.(4)

         4.5      Instruments   relating   to   the  Company's  $36.25   million
                  Industrial Revenue Refunding Bond Series 1994 Financing.

                  (a) Refunding  Agreement  dated  April  1,  1994 between   the
                      Company and the Board of Commissioners of the Port of New Orleans, Exhibit A and First Preferred Vessel Mortgage thereto.(9)

                  (b) Trust  Indenture dated April 1, 1994 between the  Board of
                      Commissioners of the Port of New Orleans and First National Bank of Commerce.(9)

                  (c) Form of Industrial Revenue Refunding Bond Series 1994.(9)

         4.6      Instruments Relating to February 1995 Title XI Vessel
                  Financing.

                  (a) Trust Indenture dated  February 9, 1995 by and between the
                      Company and Chemical Bank, as Indenture Trustee, relating to $17,780,000.00 of United States Government Guaranteed Ship Financing Bonds.(7)

                  (b) Title XI Reserve   Fund   and   Financial Agreement  dated
                      February 9, 1995, by and between the Company and the United States of America,(7) as amended by Amendment No. 1 dated August 22, 1996.(8)

                  (c) Form of 8.16% Sinking Bond Fund, 2010 Series.(7)

         10.1     Contracts With The United States Navy

                  (a) Agreement dated June 28, 1985, by and between the  Company and the United States of America (Contract No. N00024-85-C-2131) for the construction of T-AO 187 Class Oiler Ships and various modifications thereto(5) including modification P00005 thereto entered into on June 16, 1988, and the related Acknowledgment of Transfer and Transfer Agreement relating to the Company's agreement to assume certain of the rights and obligations to build two such vessels under an Agreement dated May 6, 1985, by and between Pennsylvania Shipbuilding Co. and the United States of America.(10)

                  (b) Agreement  dated June 20, 1988, by and between the Company and the United States of America (Contract No. N00024-88-C-2050) for the construction of T-AO 187 Class Oiler Ships and various modifications thereto(10) and modification P00036 thereto.(6)

                  (c) Agreement  dated  November  21,  1983,  by and between the
                      Company and the United States of America (Contract No. N00024-84-C-2027) for the construction of LSD-41 Class Landing Ship Dock vessels and various modifications thereto.(5)

                  (d) Agreement  dated June 17, 1988, by and between the Company and the United States of America (Contract No. N00024-88-C-2048) for the construction of LSD-41 Class Landing Ship Dock vessels and modification nos. P00001 and P00002(10), modification nos. P00008 and P00013 thereto(4) and modification P00029 thereto.(6)

                  (e) Agreement  dated July 15, 1988, by and between the Company and the United States of America (Contract No. N00024-88-C-2221) for the conversion of AO-177 Class Oilers to AO-177 Jumbo Class and various modifications thereto.(10)

                  (f) Agreement dated December 13, 1988,  by and between AGM and the United States  of  America (Contract No.  N00024-89-C-
                      2110) for the construction of three LCACs.(10)

                  (g) Agreement  dated  July  1,  1987,  by and between Lockheed
                      Shipbuilding Company and the United States of America (Contract No. N00024-87-C-2089) for the construction of seven LCACs (assumed by AGM in 1988).(10)

                  (h) Agreement  dated  October  3,  1989,  by  and between  the
                      Company and the United States of America (Contract No. N00024-89-C-2162) for the construction of one MHC Class 51 ship and various modifications thereto(11), modification no. P00020(6) and modification no. P00027 thereto.(12)

                  (i) Agreement  dated  August  2,  1990,  by  and   between the
                      Company and the United States of America (Contract No. N00024-90-C-2304) for the construction of one MHC Class 51 ship,(4) and modification nos. P00002 (6), P00013(6) and modification no. P00020 thereto.(12)

                  (j) Agreement  dated  November 30,  1990,  by and  between the
                      Company and the United States of America (Contract No. N00024-90-C-2307) for the construction of one TAGS 45 ship and various modifications thereto.(4)

                  (k) Agreement dated July 15, 1993, by  and between the Company and the United States of America (Contract No. N00024-93-C-2300) for the construction of one WAGB 20 Coast Guard Polar Icebreaker ship, amendment 0001 and modification nos. P0001 and P00013 thereto.(2)

                  (l) Agreement  dated  September 3, 1993,  by and  between  the
                      Company and the United States of America (Contract No. N00024-93-C-2205) for the construction of one T- AKR 300 Class Strategic Sealift ship, various amendments and modifications nos. P00001, P00003 and P00004(6), P00007(9), P00019 (8) and modifications P00025 and P00028(13) and modification P00033 thereto.

                  (m) Agreement  dated  October  12,  1993,  by  and between the
                      Company and the United States of America (Contract No. N00024-94-C-2200) for the construction of one LSD 41 Class Landing Ship Dock.(6)

                  (n) Agreement  dated  December  17,  1996  by and between  the
                      Company and the United States of America (Contract No. N00024-97-C-2202) for the design and construction of one LPD-17 ship(8) and modification P00021 thereto.

         10.2     Other Operating Contracts

                  (a) Agreement   dated   July 10,  1991 by and between Crawford
                      Technical Services, Inc. and the Dallas Area Rapid Transit Authority, and the supplement thereto, relating to providing operational and maintenance services for paratransit van services for the Dallas, Texas metropolitan area.(6)

                  (b) Agreement dated January 28, 1991, by and between  Crawford
                      Technical Services, Inc. and the United States of America and various modifications thereto (Contract No. F03602-91-C0007) relating to providing maintenance services with respect to family housing units located in a Little Rock, Arkansas air force base.(6)

                  (c) Agreement  dated  January  12,  1994 by  and  between  the
                      Company and Belle of Orleans, L.L.C. for the construction of a 350-foot-long paddlewheel gaming vessel, various exhibits and Amendment nos. 1, 2 and 3 thereto.(9)

                  (d) Agreement  dated  May  12, 1995 by and between the Company
                      and   American  Heavy  Lift  Shipping  Company   for   the
                      construction of one ocean-going product tanker, S/S King.(14)

                  (e) Agreement  dated  May  12, 1995 by and between the Company and American Heavy Lift Shipping Company for the construction of one ocean-going product tanker, S/S Knight.(14)

                  (f) Agreement  dated  May  12, 1995 by and between the Company and American Heavy Lift Shipping Company for the construction of one ocean-going product tanker, S/S Solar.(14)

                  (g) Agreement  dated  May  12, 1995 by and between the Company and American Heavy Lift Shipping Company for the construction of one ocean-going product tanker, S/S Spray.(14)

         10.3     Employee Benefit Plans

                  (a) The Company's Amended and Restated Performance Share  Plan
                      dated April 24, 1989(15), as amended by Amendment No. 1 adopted December 5, 1994.(9)

                  (b) The  Company's  Amended and  Restated  Stock  Appreciation
                      Plan and attachments thereto dated April 24, 1989(15), as amended by Amendment No. 1 adopted December 5, 1994.(9)

                  (c) The   Company's  Amended   and   Restated  Employee  Stock
                      Ownership Plan(9) as further amended by: Amendment No. 1 adopted April 5, 1995(7), Amendment No. 2 adopted June 16, 1995(14), Amendment No. 3 adopted February 5, 1996 (16), Amendment No. 4 adopted December 31, 1996(8), Amendment No. 5 adopted December 30, 1997 (13), Amendment No. 6 adopted May 5, 1998(3), and Amendment No. 7 adopted December 30, 1998 and the related Amended and Restated Trust Agreement(16) as further amended by Amendment No. 1 adopted May 5, 1998.(3)

                  (d) The Company's Pension Plan  as Amended  and Restated dated
                      December 30, 1997(13) as amended by Amendment No. 1 thereto adopted December 30, 1998.

                  (e) The  Company's  Amended and  Restated Supplemental Pension
                      Plan(5), as amended by Amendment Nos. 1 and 2 thereto adopted December 29, 1989(4), and Amendment No. 3 adopted May 5, 1998.(3)

                  (f) The  Company's  Excess  Retirement  Plan(4) as  amended by
                      Amendment No. 1 adopted February 2, 1998(3), and Amendment No. 2 adopted May 5, 1998.(3)

                  (g) The  Amended  and  Restated  Avondale Services Corporation
                      Executive Group Insurance Benefits Plan and Summary Plan Description specifying the excess insurance benefits provided to the Company's executive officers and certain other key personnel, and a summary description of health, accidental death and dismemberment, disability and life insurance benefits made available to employees dated October 14, 1997 (13) as amended by Amendment No. 1 dated March 23, 1998 (17), and Amendment No. 2 dated December 8, 1998.

                  (h) The Company's Directors' Deferred Compensation Plan.(4)

                  (i) Avondale Industries, Inc. Management Incentive Plan.(7)

                  (j) The  Company's  401(k)  Savings  Plan as  restated adopted
                      December 30, 1998.

                  (k) The Company's Executive Retirement Plan.(16)

                  (l) Avondale  Industries,  Inc.  1997  Stock  Incentive   Plan
                      adopted May 23, 1997.(18)

                  (m) Avondale Industries,  Inc.  Flexible Benefits Plan adopted
                      December 30, 1998.

         10.4     Employment Agreements

                  (a) Employment Agreement dated March 23, 1998,  by and between the Company and Albert L. Bossier, Jr. the term of which extends through December 31, 2000.(17)

                  (b) Employment Agreement dated March 23, 1998,  by and between the Company and Thomas M. Kitchen the term of which extends through December 31, 2000.(17)

                  (c) Employment Agreement dated March 23, 1998,  by and between the Company and Kenneth B. Dupont the term of which extends through December 31, 2000.(17)

                  (d) Amended   and  Restated   Change  Control Agreement  dated
                      January 19,  1996,  by and between the  Company and Albert
                      L. Bossier, Jr.(16) as amended by Amendment No. 1 dated March 23, 1998.(17)

                  (e) Amended   and  Restated   Change  Control Agreement  dated
                      January 19, 1996, by and between the Company and Thomas M. Kitchen(16) as amended by Amendment No. 1 dated March 23, 1998.(17)

                  (f) Amended   and  Restated   Change  Control Agreement  dated
                      January 19, 1996,  by and between the Company and  Kenneth
                      B. Dupont(16) as amended by Amendment No. 1 dated March 23, 1998.(17)

                  (g) The   Company's  Severance   Pay  Plan  and  Summary  Plan
                      Description adopted March 1, 1996.(16)

                  (h) Employment Agreement dated March 5, 1998, by  and  between the Company and R. Dean Church the term of which extends through December 31, 2000.(17)

                  (i) Employment Agreement dated March 23, 1998, by and  between
                      the  Company  and  Thomas  H.  Doussan   the term of which
                      extends through December 31, 2000.(17)

                  (j) Employment Agreement dated March 23, 1998, by and  between the Company and Ronald J. McAlear the term of which extends through December 31, 2000.(17)

                  (k) Employment Agreement dated March 23, 1998, by and  between the Company and Edmund C. Mortimer the term of which extends through December 31, 2000.(17)

                  (l) Change of Control  Agreement dated March 5,  1998,  by and between the Company and R. Dean Church.(17)

                  (m) Change of Control  Agreement dated March 23,  1998, by and between the Company and Thomas H. Doussan.(17)

                  (n) Change of Control  Agreement dated March 23,  1998, by and between the Company and Ronald J. McAlear.(17)

                  (o) Change of Control  Agreement dated March 23,  1998, by and between the Company and Edmund C. Mortimer.(17)

         10.5     Avondale/Ogden Letter Agreement.(19)

         10.6     Acquisition and Disposition Agreements

                  (a) Asset Purchase Agreement dated January 27,  1987,  by  and between the Company and Connell Industries, L.P.(5)

                  (b) Purchase  Agreement  dated June 22, 1988,  by and  between
                      AGM,    Lockheed   Shipbuilding   Company   and   Lockheed
                      Corporation.(10)

                  (c) Stock Purchase Agreement dated February 15,  1991,  by and between Avondale Technical Services, Inc. and Oliver R. Crawford relating to the purchase of Crawford Technical Services, Inc.(4)

                  (d) Asset Purchase  Agreement dated November 20, 1992, by  and between the Company and Bollinger Machine Shop & Shipyard, Inc., a Louisiana corporation (without exhibits).(6)

         10.7     Lease Agreements

                  (a) Lease  Agreement dated June 24, 1988, by and between   the
                      Company and the Board of Commissioners of the Port of New Orleans.(10)

                  (b) Lease  Agreement  dated June 4, 1979, by and   between the
                      Company and Marrero Land and Improvement Association, Ltd.(10)

                  (c) Adoption Agreement dated July 22, 1988, by and between the
                      Company  and   Missouri  Pacific  Railroad   Company,   as
                      supplemented on the date thereof.(10)

                  (d) Lease of Commercial  Property  dated July 1, 1970,  by and between  the  Company  and  Metal  Building  Products Co.,
                      Inc.(4)

                  (e) Sub-lease agreement dated May 16, 1997, by and between the
                      Company and the University of New Orleans Research and Technology Foundation, Inc. (Without exhibits).(18)

         10.8     Other Material Agreements

                  (a) Registration Rights Agreement between the Company and the ESOP as Annex I of the Common Stock Purchase Agreement dated as of September 27, 1985, by and between Ogden American Corporation and the trustees of the Avondale Industries, Inc., Employee Stock Ownership Trust.(5)

                  (b) Registration Rights Agreement between the Company and the participants in the Amended and Restated Performance Share Plan (included in Exhibit 10.3(a)).

                  (c) License dated October 13, 1989, by and between the Company and Intermarine S.p.A. relating to the license of molded, glass-reinforced polyester hull construction technology.(4)

                  (d) Stockholder Protection Rights Agreement dated as of September 26, 1994, by and between Avondale Industries, Inc. and Boatmen's Trust Company, as Rights Agent(20) and Amendment No. 1 thereto dated January 19, 1999.(21)

                  (e) Agreement by and between the Company and Bath Iron Works Corporation, Subcontract for LPD-17 Class Work dated June 23, 1996.(8)

                  (f)  Agreement by and  between the Company and Hughes Aircraft
                       Co.,   Subcontract  for  LPD-17 Class Work dated June 23,
                       1996.(8)

                  (g) Cooperative Endeavor Agreement dated May 16, 1997, by and among the Company, the State of Louisiana, Board of Supervisors of Louisiana State University and Agricultural and Mechanical College acting on behalf of the University of New Orleans, and the University of New Orleans Research and Technology Foundation, Inc.(18)

         10.9 Revolving Credit Agreement dated as of May 10, 1994 among Avondale Industries, Inc., various financial institutions signatory thereto ("the Banks") and Continental Bank N.A.
                  as the Agent for the Banks, and Amendment Nos. 1 and 2 thereto.(9)

                  (a) Third Amendment, Waiver and Consent to Revolving Credit Agreement, dated May 10, 1995.(12)

                  (b)  Fourth  Amendment  and  Consent   to   Revolving   Credit
                       Agreement, dated September 1, 1995(12).

                  (c) Fifth Amendment to Revolving Credit Agreement, dated November 17, 1995.(12)

                  (d) Sixth Amendment to Revolving Credit Agreement, dated October 22, 1996.(8)

         10.10    Amended   and   Restated  Revolving  Credit  Agreement   dated
                  January   29,  1997,   effective   April   30,   1997,   among
                  Avondale Industries, Inc., various financial institutions signatory thereto ("the Banks") and Bank of America National Trust and Savings Association as the Agent for the Banks, (without exhibits and schedules).(18)

                  (a) First  Amendment to Amended  and Restated Revolving Credit
                      Agreement, dated March 14, 1997.(13)

                  (b) Second Amendment to Amended and Restated Revolving  Credit
                      Agreement, dated April 30, 1997.(13)

                  (c) Third  Amendment to  Amended and Restated Revolving Credit
                      Agreement and Request for Release of Collateral, dated October 24, 1997.(13)

                  (d) Fourth Amendment to Amended and Restated Revolving  Credit
                      Agreement, dated September 12, 1998.(22)

         21       List of subsidiaries of the Company

         23       Consent of Deloitte & Touche LLP

         27.1 Financial Data Schedule as of and for the Twelve Month Period Ended December 31, 1998

         27.2 Restated Financial Data Schedule as of and for the Three, Six and Nine Month Periods Ended March 31, 1998, June 30, 1998 and September 30, 1998, Respectively

----------
(1) Incorporated by reference to Newport News Shipbuilding Inc.'s Form 8-K dated January 22, 1999 (Commission File No. 1-12385).

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, as amended by Form 10-K/A.

(5) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33- 20145) filed with the Commission on February 16, 1988.

(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

(8) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(10) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33- 27342) filed with the Commission on March 6, 1989.

(11) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(13) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

(15) Incorporated by reference from the Company's Registration Statement on Form S-8 and Form S-3 (Registration No. 33-31984) filed with the Commission on November 8, 1989.

(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

(17) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(18) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.

(20) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on September 30, 1994.


(21) Incorporated by reference from the Company's Report on Form 8-A/A filed with the Commission on February 1, 1999.


(22) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.


         (b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the three month period ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February , 1999.

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

Signature                                Title                      Date

/s/Albert L. Bossier, Jr.    Chairman of the Board, President  February 23, 1999
--------------------------      and Chief Executive Officer
   Albert L. Bossier, Jr.

/s/Thomas M. Kitchen         Vice President, Chief Financial   February 23, 1999
--------------------------  Officer, Corporate Secretary and
   Thomas M. Kitchen                  a Director


/s/Kenneth B. Dupont         Vice President and a Director     February 23, 1999
--------------------------
   Kenneth B. Dupont

/s/Anthony J. Correro, III              Director               February 23, 1999
--------------------------
   Anthony J. Correro, III

/s/Francis R. Donovan                   Director               February 23, 1999
--------------------------
   Francis R. Donovan

/s/Hugh A. Thompson                     Director               February 23, 1999
---------------------------
   Hugh A. Thompson

/s/Eugene K. Simon             Vice President of Finance       February 23, 1999
---------------------------
   Eugene K. Simon

                                  EXHIBIT INDEX

Number                             Description

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

                  (n) Agreement dated December 17, 1996 by and between the Company and the United States of America (Contract No. N00024-97-C-2202) for the design and construction of one LPD-17 ship(8) and modification P00021 thereto.

10.3              Employee Benefit Plans

                  c) The Company's Amended and Restated Employee Stock Ownership Plan(9) as further amended by: Amendment No. 1 adopted April 5, 1995(7), Amendment No. 2 adopted June 16, 1995(14), Amendment No. 3 adopted February 5, 1996 (16), Amendment No. 4 adopted
                           December 31, 1996 (8), Amendment No. 5 adopted December 30, 1997 (13), Amendment No. 6 adopted May 5, 1998(3), and Amendment No. 7 adopted December 30, 1998 and the related Amended and Restated Trust Agreement(16) as further amended by Amendment No. 1 adopted May 5, 1998.(3)

                  (d) The Company's Pension Plan as Amended and Restated dated December 30, 1997(13) as amended by Amendment No. 1 thereto adopted December 30, 1998.

                  (g) The Amended and Restated Avondale Services Corporation Executive Group Insurance Benefits Plan and Summary Plan Description specifying the excess insurance benefits provided to the Company's executive officers and certain other key personnel, and a summary description of health, accidental death and dismemberment, disability and life insurance benefits made available to employees dated October 14, 1997 (13) as amended by Amendment No. 1 dated March 23, 1998 (17), and Amendment No. 2 dated December 8, 1998.

                  (j) The Company's 401(k) Savings Plan as restated adopted December 30, 1998.

                  (m) Avondale Industries, Inc. Flexible Benefits Plan adopted December 30, 1998.

21                List of subsidiaries of the Company

23                Consent of Deloitte & Touche LLP

27.1 Financial Data Schedule as of and for the Twelve Month Period Ended December 31, 1998

27.2 Restated Financial Data Schedule as of and for the Three, Six and Nine Month Periods Ended March 31, 1998, June 30, 1998 and September 30, 1998, Respectively
----------
(1) Incorporated by reference to Newport News Shipbuilding Inc.'s Form 8-K dated January 22, 1999 (Commission File No. 1-12385).


(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.


(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, as amended by Form 10-K/A.

(5) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-20145) filed with the Commission on February 16, 1988.

(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

(8) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(10) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-27342) filed with the Commission on March 6, 1989.

(11) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(13) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

(15) Incorporated by reference from the Company's Registration Statement on Form S-8 and Form S-3 (Registration No. 33-31984) filed with the Commission on November 8, 1989.

(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

(17) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(18) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.

(20) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on September 30, 1994.

(21) Incorporated by reference from the Company's Report on Form 8-A/A filed with the Commission on February 1, 1999.

(22) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.