Form 10-K/A
period 1998-12-31
AVONDALE INDUSTRIES INC
filed 1999-04-30
CIK 829444

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------


                                   Form 10-K/A

(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998
|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-16572

                            Avondale Industries, Inc.
             (Exact name of registrant as specified in its charter)

                                    Louisiana
                         (State or other jurisdiction of
                         incorporation or organization)
                                   39-1097012
                      (I.R.S. Employer Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at March 31, 1999 was approximately $241,812,090.

         The number of shares of the Registrant's common stock, $1.00 par value per share, outstanding at March 31, 1999 was 13,260,867.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

I. Part III of the annual Report is amended and restated in its entirety to read as follows:
                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         The following table sets forth certain information relating to the directors of the Company and certain information concerning the beneficial ownership of shares of Common Stock by (i) each director, (ii) each executive officer and (iii) all directors and executive officers of the company as a group, all as of April 27, 1999, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"). Unless otherwise indicated, (i) each director has been engaged in the principal occupation shown for more than the past five years and (ii) the shares shown as being beneficially owned are held with sole voting and investment power.

                                                                                                        Number of
                 Name, Age, Principal Occupation                                                          Shares
                      and Directorships in                            Serving Term       Director      Beneficially
                    Other Public Corporations                           Expiring          Since          Owned(1)
-----------------------------------------------------------           ------------       --------      ------------
Thomas M. Kitchen, 51                                                     2001             1987           73,877(4)
         Corporate Vice President, Chief Financial
         Officer, and Secretary of the Company(2)(3)
Francis R. Donovan, 64                                                    2001             1994              799(6)
         President, Designers and Planners, Inc.(5);
         Vice Admiral, U.S. Navy (retired)
Albert L. Bossier, Jr., 66                                                2000             1985          103,376(7)
         Chairman of the Board, Chief Executive
         Officer, and President of the Company(2)
Hugh A. Thompson, 64                                                      2000             1988            3,299(9)
         Retired(8)
Anthony J. Correro, III, 57                                               1999             1988            1,299(11)
         Partner, Correro Fishman Haygood Phelps
         Weiss Walmsley & Casteix, L.L.P. (Law
         firm)(10)
Kenneth B. Dupont, 60                                                     1999             1987           29,312(13)
         Corporate Vice President - Commercial and
         Offshore Programs of the Company(2)(12)
R. Dean Church, 56                                                        ---              ---             8,476(15)
         Corporate Vice President - Chief
         Administrative Officer of the Company (2)(14)
Edward C. Mortimer, 64                                                    ---              ---             8,322(17)
         Corporate Vice President - Government
         Programs of the Company(2)(16)

Thomas H. Doussan, 67                                                     ---              ---             8,915(19)
         Corporate Vice President - Chief Operating
         Officer of the Company(18)

Ronald J. McAlear, 51                                                     ---              ---             6,948(21)
         Corporate Vice President -Advanced Programs
         & Marketing of the Company;(20)

All directors and executive officers as a group (10                                                      244,623
persons)

----------------
(1) None of the directors or executive officers beneficially owns in excess of one percent of the Common Stock. The 244,623 shares of Common Stock beneficially owned by all of the Company's directors and executive officers as a group constitute approximately 1.8% of the outstanding Common Stock.

(2)      Messrs.  Bossier,   Kitchen,  Dupont,  Church,  and  Mortimer  are  the
         executive officers of the Company for whom compensation information is disclosed in this Form 10-K/A.

(3) Mr. Kitchen has served as Corporate Vice President - Chief Financial Officer of the Company since December 1, 1997. He has served as Vice President, Chief Financial Officer, Secretary and a director of the Company since April 1, 1987.

(4) Includes 2,769 shares allocated to Mr. Kitchen's Avondale Employee Stock Ownership Plan ("ESOP") account and 18,283 shares that he has the right to acquire under stock options that are exercisable within 60 days.

(5) Since September 1992, Mr. Donovan has served as a consultant to various companies on maritime issues, and from November 1994 to June 1996 he was employed as Strategic Mobility Coordinator, PRC Inc., an information technology company. Since July 1996 he has served as President of Designers and Planners, Inc., a marine engineering, naval architecture and environmental planning firm.

(6) Consists of shares Mr. Donovan has the right to acquire under stock options that are exercisable within 60 days.

(7) Includes 5,470 shares allocated to Mr. Bossier's ESOP account and 39,076 shares that he has the right to acquire under stock options that are exercisable within 60 days.

(8) From 1963 to 1996, Dr. Thompson was on the engineering faculty of, and from 1976 to 1991 Dr. Thompson was the Dean of the School of Engineering at Tulane University, from which he retired in 1996.

(9) Includes 799 shares Dr. Thompson has the right to acquire under stock options that are exercisable within 60 days.

(10) For more than five years prior to June 1994, Mr. Correro was a partner in the law firm of Jones, Walker, Waechter, Poitevent, Carrere & Denegre, L.L.P.

(11) Includes 799 shares Mr. Correro has the right to acquire under stock options that are exercisable within 60 days.

(12) Mr. Dupont has served as Corporate Vice President - Commercial and Offshore Programs of the Company since December 1, 1997. He has served as Vice President since April 1988 and a director of the Company since April 1, 1987.

(13) Includes 2,400 shares allocated to Mr. Dupont's ESOP account and 13,708 shares that he has the right to acquire under stock options that are exercisable within 60 days.

(14) Mr. Church has served as Corporate Vice President and Chief Administrative Officer of the Company since December 1, 1997. He served as the Company's Vice President - Contracts, Legal & Insurance since 1987 and the Company's Vice President - Contracts, Credit and Insurance from 1982 to 1987.

(15) Includes 1,504 shares allocated to Mr. Church's ESOP account and 6,972 shares that he has the right to acquire under stock options that are exercisable within 60 days.

(16) Mr. Mortimer has served as Corporate Vice President - Government Programs of the Company since December 1, 1997. He served as the Company's Vice President of Program and Contract Management since 1991.

(17) Includes 298 shares allocated to Mr. Mortimer's ESOP account and 7,824 shares that he has the right to acquire under stock options that are exercisable within 60 days.

(18) Mr. Doussan has served as the Company's Corporate Vice President and Chief Operating Officer since December 1, 1997. He served as the Company's Vice President of Commercial Ship Construction from 1994 to 1997 and the Company's Vice President of the Modular Construction Division from 1991 to 1994.

(19) Includes 1,973 shares allocated to Mr. Doussan's ESOP account and 6,942 shares that he has the right to acquire under stock options that are exercisable within 60 days.

(20) Mr. McAlear has served as the Company's Corporate Vice President - Advanced Programs and Marketing since December 1, 1997. He served as the Company's Vice President Advanced Programs and Marketing since 1991.

(21) Includes 392 shares allocated to Mr. McAlear's ESOP account and 6,556 shares that he has the right to acquire under stock options that are exercisable within 60 days.

Section 16(a) Beneficial Ownership Reporting Compliance.

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission initial reports of beneficial ownership, and changes in beneficial ownership, of the Common Stock of the Company. During 1998, the Company's directors and executive officers timely filed all required reports to the Securities and Exchange Commission in compliance with Section 16(a) of the Exchange Act.

Item 11.          Executive Compensation.

         The following table sets forth certain information regarding the compensation paid to the Company's Chief Executive Officer and to each of the four most highly compensated executive officers of the Company whose annual compensation exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        Long Term
                                                                                       Compensation
                                                                                      -------------
                                                                                        Number of
                Name and                                         Annual                   Shares
          Principal Positions                                 Compensation              Underlying          All Other
                                             Year      Salary (2)        Bonus        Stock Options       Compensation
---------------------------------------      ----      ----------      ---------      -------------       ------------
Albert L. Bossier, Jr.                       1998      $ 703,971      $ 308,439           45,000            $ 17,884(3)
    Chairman of the Board,                   1997        682,822        166,475                               10,342
    Chief Executive Officer and              1996        684,821        173,870                               10,702
    President

Thomas M. Kitchen                            1998        329,378        145,072           21,055              10,348(4)
    Corporate Vice President -               1997        319,480         77,891                                7,610
    Chief Financial Officer and              1996        320,415         81,351                                7,660
    Secretary

Kenneth B. Dupont                            1998        246,954        108,012           15,786               7,752(5)
     Corporate Vice President -              1997        239,530         58,399                                7,069
     Commercial and Offshore                 1996        240,231         60,993                                6,423
     Programs

R. Dean Church                               1998        153,685         67,454            7,000               6,426(6)
     Corporate Vice President -              1997        131,019         37,638                                4,630
     Chief Administrative
     Officer(1)
                                             1998        153,685         67,218            7,000               5,402(7)
Edmund C. Mortimer                           1997        149,051         36,339                                5,602
     Corporate Vice President -
     Government Programs(1)

----------------
(1)      Named an Executive Officer effective December 1, 1997.
(2) Includes lump sum payments of 2.0%, 2.5% and 2.8% of salary made to all employees in 1998, 1997 and 1996, respectively.
(3) Consists of $6,384 in medical expense reimbursement and $11,500 in group life and disability insurance premiums.
(4) Consists of $748 in medical expense reimbursement and $9,600 in group life and disability insurance premiums.
(5) Consists of $752 in medical expense reimbursement and $7,000 in group life and disability insurance premiums.
(6) Consists of $1,326 in medical expense reimbursement and $5,100 in group life and disability insurance premiums.
(7) Consists of $602 in medical expense reimbursement and $4,800 in group life and disability insurance premiums.

Stock Options and Stock Appreciation Rights

         The following table sets forth certain information concerning the grant of stock options during 1998.

                                         OPTION GRANTS IN FISCAL YEAR 1998

                                                                                                           Potential
                                               Percent of                                                  Realizable
                                                  Total                                                     Value at
                                Number of        Options                                                Assumed Rates of
                               Securities      Granted to                                                  Stock Price
                               Underlying       Employees                                               Appreciation for
                                 Options        in Fiscal       Exercise       Expiration                  Option Term
           Name                  Granted          Year            Price           Date                 5%              10%
------------------------       ----------      ----------       --------       ----------          ---------      -----------
Albert L. Bossier, Jr.            45,000          20.66%         $ 26.88        02/02/08           $ 760,711      $ 1,927,791

Thomas M. Kitchen                 21,055           9.67%           26.88        02/02/08             355,928          901,992

Kenneth B. Dupont                 15,786           7.25%           26.88        02/02/08             266,857          676,269

R. Dean Church                     7,000           3.21%           26.88        02/02/08             118,833          299,879

Edmund C. Mortimer                 7,000           3.21%           26.88        02/02/08             118,833          299,879

         The following table sets forth certain information concerning the exercise of options and stock appreciation rights during 1998 and unexercised options and stock appreciation rights on December 31, 1998.

                              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                                         FISCAL YEAR-END OPTION/SAR VALUES

                                                        Number of securities              Value of Unexercised
                            Shares                     underlying unexercised           In-the-Money Options/SARs
                           acquired        Value      options/SARs at 12/31/98                at 12/31/98
         Name             on exercise    realized   Exercisable     Unexercisable     Exercisable     Unexercisable
----------------------    -----------    --------   -----------     -------------     -----------     -------------
Albert L. Bossier, Jr.         --           --         20,870           65,869         $ 146,921        $ 282,218

Thomas M. Kitchen              --           --          9,765           30,819            68,743          132,324

Kenneth B. Dupont              --           --          7,321           23,107            51,541           99,210

R. Dean Church                 --           --          3,916           10,916            27,570           50,186

Edmund C. Mortimer             --           --          4,556           11,555            32,071           56,103

Pension Plans

       Messrs. Bossier, Kitchen, Dupont, Church, Mortimer, Doussan and McAlear participate in a qualified defined-benefit pension plan (the "Qualified Pension Plan"), a non-qualified supplemental pension plan (the "Supplemental Pension Plan") and a non-qualified executive excess retirement plan (the "Excess Retirement Plan").

       The following table reflects the aggregate annual benefits under the Qualified Pension Plan, Supplemental Pension Plan and Excess Retirement Plan that an executive officer with the years of service and average annual earnings (as calculated in accordance with the Qualified Pension Plan and Supplemental Pension Plan) indicated can expect to receive under the plans upon retirement at age 65. The benefits under the Qualified Pension Plan and the Excess Retirement Plan are not subject to reduction for Social Security but are offset by the actuarially equivalent value of the shares of Common Stock and other assets allocated to the ESOP account of each participant. This offset is not reflected in the table below.

                                       Avondale Industries, Inc.
                                  Estimated Annual Retirement Benefits
                                  (Before Reduction for ESOP Benefits)



            Average                                           Years of Service
            Annual         -----------------------------------------------------------------------------------------------
           Earnings         15 years         20 years          25 years         30 years          35 years         40 years
           --------        ---------        ---------         ---------        ---------         ---------        ---------
           $ 150,000       $  56,250        $  67,500         $  70,750        $  90,000         $ 101,250        $ 112,500
             200,000          75,000           90,000           105,000          120,000           135,000          150,000
             250,000          93,750          112,500           131,250          150,000           168,750          187,500
             300,000         112,500          135,000           157,500          180,000           202,500          225,000
             350,000         131,250          157,500           183,750          210,000           236,250          262,500
             400,000         150,000          180,000           210,000          240,000           270,000          300,000
             450,000         168,750          202,500           236,250          270,000           303,750          337,500
             500,000         187,500          225,000           262,500          300,000           337,500          375,000
             550,000         206,250          247,500           288,750          330,000           371,250          412,500
             600,000         225,000          270,000           315,000          360,000           405,000          450,000
             650,000         243,750          292,500           341,250          390,000           438,750          487,500
             700,000         262,500          315,000           367,500          420,000           472,500          525,000
             750,000         281,250          337,500           393,750          450,000           506,250          562,500
             800,000         300,000          360,000           420,000          480,000           540,000          600,000
             850,000         318,750          382,500           446,250          510,000           573,750          637,500
             900,000         337,500          405,000           472,500          540,000           607,500          675,000
             950,000         356,250          427,500           498,750          570,000           641,250          712,500

       Compensation covered by the plans consists of salary, bonus and an automobile allowance. Covered compensation for Messrs. Bossier, Kitchen, Dupont, Church and Mortimer equals the amount reported in the Summary Compensation Table under the heading "Annual Compensation" plus the automobile allowance. Messrs. Bossier, Kitchen, Dupont, Church and Mortimer have 42, 21, 35, 32 and 10 years of service, respectively, under each of the plans.

Employment and Change of Control Agreements

       The Company has entered into Employment Agreements and Change of Control Agreements with each of the Named Executive Officers. The Employment Agreements provide for base salaries and for annual bonuses as determined by the Compensation Committee of the Board of Directors. Under the Employment Agreements, base salaries may be increased but not decreased by the Board. The Employment Agreements expire on December 31, 2001. After December 31, 2001, the employment of each executive officer continues from year to year, subject to the right of the Company or the employee to terminate such employment without cause at December 31, 2001 or on any subsequent December 31 (a "normal termination date"), by giving at least 60 days prior written notice to the other. Termination of employment that is properly effected by either party with respect to a normal termination date is not a breach of the Employment Agreement.

       Under the Employment Agreements, if the employment of an executive officer is terminated by the executive officer for certain specified reasons or by the Company (at any time other than a normal termination date) for any reason other than cause (as defined therein), the executive officer is entitled to a lump sum severance payment equal to three times the sum of his annual salary and annual bonus, which amount is reduced if the executive officer's employment is terminated after age 62. The severance benefits payable under the Employment Agreements also include the continuation of health and insurance benefits, and supplemental lump sum pension benefits. These supplemental pension benefits are based upon compensation and are reduced by benefits earned under the Qualified Pension Plan. If supplemental pension benefits are paid as part of an executive officer's severance benefits under an Employment Agreement, benefits otherwise payable to him under the Excess Retirement Plan are reduced.

       Each of the Named Executive Officers is also a beneficiary of a Change of Control Agreement with the Company. The agreements provide for the payment of certain benefits upon an involuntary or constructive termination of the officers' employment, except for cause, within three years following a change of control. Benefits payable under the change in control agreements include (i) a cash payment in an amount equal to three times salary plus bonus, (ii) continued health and life insurance benefits for three years after termination, (iii) a cash payment in the amount of the value of the additional benefits that the officer would have become entitled to under the Pension Plan if he had been employed for an additional three years, (iv) accelerated vesting and payout under the Company's supplemental retirement plans and (v) a "tax gross-up" if excise taxes are imposed upon certain payments received by the officers. To the extent payments are made under these change of control agreements, no severance payments will be made under the Employment Agreements.

Compensation of Directors.

       Members of the Board who are not officers receive an annual fee of $12,000 and an additional fee of $1,500 for each meeting of the Board or committee thereof attended, all or a portion of which they are permitted to defer under a Directors' Deferred Compensation Plan. Deferred fees earn interest at a rate of 8.5% per annum compounded annually, and are payable in five equal installments or a lump sum upon the earliest of the director's resignation, removal, attainment of age 65, or death. The provisions of the plan, including the interest rate payable on deferred fees, may be amended at any time by the Board of Directors. In addition to the foregoing directors' fees, each director is reimbursed for expenses incurred in attending meetings, and also receives options to acquire 1,065 shares of Common Stock on the day following the annual meeting for each year that the 1997 Stock Incentive Plan remains in effect and shares of Common Stock are available for grant under such plan on such date.

Compensation Committee Interlocks and Insider Participation.

       The members of the Compensation Committee of the Board of Directors are Dr. Thompson and Mr. Donovan, neither of whom is, or was formerly, an officer or employee of the Company or any of its subsidiaries, nor has or has had any other significant relationship with the Company. No executive officer of the Company served in the last fiscal year as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or on the Compensation Committee of the Company.

Compensation Committee Report on Executive Compensation.

       The Compensation Committee (the "Committee") of the Board of Directors furnished the following report with respect to compensation paid to the executive officers of the Company in 1998:

       Under the By-laws of the Company, the Committee, which is required to be made up of outside independent directors, determines the general compensation policies of the Company, determines the compensation to be paid to the executive officers and other employees of the Company and administers the Company's Stock Appreciation Plan and 1997 Stock Incentive Plan.

       As disclosed under the heading "Executive Compensation - Employment and Change of Control Agreements," each of the Company's executive officers has an employment agreement with the Company that may not be terminated prior to December 31, 2001 and that provides among other things, that the Board of Directors has only the authority to increase, and not decrease, each executive officer's base salary as compared to the amount paid during the immediately preceding year. The decision by the Committee in December 1998 to extend the contracts with Messrs. Bossier, Kitchen and Dupont and to enter into Employment Agreements with the other executive officers recognized such persons' significant contributions to the improvement in the Company's financial position and performance during 1998, evidenced by the Company's expansion into the commercial shipbuilding business, continued strong earnings and the substantial increase in shareholder value during 1998. The Committee also believes that the extension of the Employment Agreements will assure that the Company will continue to benefit from this management group's experience in order to meet future challenges and opportunities in the shipbuilding industry.

       Compensation paid to the executive officers during 1998 essentially consisted of five components, annual salary, a lump sum payment of 2.0% of salary made to all employees, a performance-based cash bonus payable pursuant to a Management Incentive Plan adopted by the Committee in early 1995 in which the executive officers participate, a performance-based cash bonus payable pursuant to an Executive Officer Incentive Plan adopted by the Committee and effective January 1, 1998, and stock option grants. The performance-based bonuses paid to the executive officers were calculated as a percentage of base salary in accordance with a formula established by the Committee at the beginning of 1998. The formula for 1998 for the Management Incentive Plan was based on the Company achieving certain targets with respect to the following criteria (in order of weight given by the Committee): operating profit less interest charges, major contract profit estimates at completion, direct man hour estimates at completion, and operating costs incurred in completing the major contracts. The formula called for the bonus to be earned by the executive officers in increments of 1% of their base salary based on their degree of success in achieving these goals. It was anticipated that if all of the targets established at the beginning of 1998 were achieved that the bonuses payable to the executive officers would have been 25% of their respective base salaries. Application of the formula resulted in a bonus paid of 19.78% of their respective base salaries related to the Management Incentive Plan. The formula for 1998 for the Executive Officer Incentive Plan was based on the achievement of both individual and Company goals. The individual goals for each of the Corporate Vice Presidents are based upon goals recommended by the Chief Executive Officer and approved by the Committee. The individual performance portion of the Chief Executive Officer's bonus shall be based upon the average percentage achieved by each of the Corporate Vice Presidents for their respective executive officer incentives. The Company perfromance goals were based upon the Company achieving certain targets related to the Company's stock price and earnings per share. It was anticipated that if all of the targets established at the beginning of 1998 were achieved that the bonuses payable to the executive officers would have been 25% of their respective base salaries. At the end of 1998, application of the formula resulted in each executive officer earning approximately 100% of the bonus available under the Executive Officer Incentive Plan. For future years, the Committee may establish different performance goals, criteria and formulas for calculation of each of the bonuses.

       At the Company's 1997 annual meeting, the shareholders overwhelmingly approved a new stock incentive plan under which stock options and various other stock based incentives may be granted to key personnel. In 1998, the Committee granted stock options to each of the executive officers, reflecting the Committee's goal of strengthening the relationship between executive compensation and increases in the market price of the Common Stock, thereby better aligning the executive officers' financial interests with those of the Company's shareholders. The size of the option grant to each officer was tied to salary level, with the intention being to create greater opportunities for stock ownership for those officers with greater responsibilities and duties. The

Committee also considered  information  furnished by its  consultants  regarding
stock  option   practices  among   comparable   companies  and  overall  Company
performance.

       Under Section 162(m) of the Internal Revenue Code, publicly held companies may be prohibited from deducting as compensation expense for federal income tax purposes total compensation paid in a single year to certain executive officers that is in excess of $1 million. Although Mr. Bossier's 1998 compensation exceeded the $1 million limit, he elected to defer a portion of this compensation. As a result, the Company was not prohibited from deducting any of Mr. Bossier's compensation for federal income tax purposes. No other executive officer was paid compensation in 1998 that reached the $1 million threshold. Compensation that qualifies as "performance-based" compensation under
Section 162(m) is excluded from the $1 million limit. The stock options granted to executive officers have been structured to be "performance-based," such that any gains realized upon the exercise of such options will not be counted toward the $1 million limit. When making its future compensation decisions, the Compensation Committee intends to consider the effects of Section 162(m) on the Company.



      Hugh A. Thompson                               Francis R. Donovan

Performance Graph

          The graph and corresponding table below compare the cumulative total shareholder return on the Company's Common Stock from December 31, 1993 to December 31, 1998 with the cumulative total return on a NASDAQ index and a peer group index, in each case assuming the investment of $100 on December 31, 1993 at the closing price on that date and reinvestment of dividends. Through December 31, 1996, the peer group index consisted of General Dynamics Corp., Litton Industries, Inc., McDermott International Inc., Tenneco Inc., and Trinity Industries Inc., and the returns of each issuer were weighted according to its stock market capitalization at the beginning of each period for which a return is indicated. For 1997 and 1998, Halter Marine Group, Inc. and Newport News Shipbuilding Inc. have been added as they represent the newly created shipbuilding operations which have been spun off by Trinity Industries Inc. and Tenneco, Inc. respectively.




                        [Performance Graph Appears Here]








                                        Cumulative Total Shareholder Return
                                                   December 31,

Index              1993             1994             1995              1996             1997              1998
-----             ------           ------           ------            ------           ------            ------
The Company       100.00           105.08           196.61            291.53           402.54            393.22

Peer Group        100.00            86.99           104.85            116.80           136.87            139.77

NASDAQ            100.00           104.99           136.18            169.23           207.00            291.96

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

       See  Item  10.   Directors  and  Executive Officers of the Registrant for
information on security ownership of management.

                             PRINCIPAL SHAREHOLDERS

       The following persons are, to the knowledge of the Company, the only persons that beneficially owned, as of March 31, 1999, more than five percent of the Common Stock, calculated in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated, all shares indicated as beneficially owned are held with sole voting and investment power.

                                                            Number of Shares
        Name and Address                                   Beneficially Owned              Percent of Class
-----------------------------------------                  ------------------              ----------------
Blanche S. Barlotta                                             1,685,836(1)                      12.7%
      R. Dean Church and Rodney J.
      Duhon, Jr.,
      as Trustees of the Avondale
      Employee Stock Ownership Trust
      P. O. Box 50280
      New Orleans, Louisiana  70150

FMR Corporation                                                 1,276,552(2)                       9.6%
      82 Devonshire Streeet
      Boston, Massachusetts 02109

Perry Corporation                                                 993,300(3)                       7.5%
      599 Lexington Avenue 36th Floor
      New York, New York 10022

Boston Partners Asset Management L. P.                            980,100(4)                       7.4%
      One Financial Center 43rd Floor
      Boston, Massachusetts 02111

------------
(1) The right to vote shares allocated to an ESOP participant's account is passed through to the participant. There are currently no unallocated shares other than a nominal number of shares that have been forfeited by participants since January 1, 1999. Voting rights of unallocated shares are exercised by the ESOP Trustees at the direction of the ESOP Administrative Committee, the members of which are the three ESOP Trustees and two other officers of the Company, Ernest F. Griffin, Jr. and Eugene
      E. Blanchard, Jr. Investment power over the ESOP shares is exercised by the ESOP Trustees at the direction of the ESOP Administrative Committee, provided the ESOP Trustees determine such direction to be consistent with their fiduciary duties.

(2) Based solely upon information contained in Schedule 13G filed on February 11, 1999 by FMR Corporation. FMR Corporation shares dispositive power with respect to all of the shares reported.

(3) Based solely upon information contained in Schedule 13G filed on March 1, 1999 by Perry Corporation. Perry Corporation has sole dispositive power with respect to all of the shares reported

(4) Based solely upon information contained in Schedule 13G filed on February 16, 1999 by Boston Partners Asset Management, L. P. Boston Partners Asset Management, L. P. shares dispositive power with respect to all of the shares reported.

Item 13.          Certain Relationships and Related Transactions.

                  The law firm of Blue Williams, L.L.P., of which a son of Mr. Albert L. Bossier, Jr., a director and the chief executive officer of the Company, is one of the partners, was paid approximately $937,250 in 1998 by the Company for legal services rendered.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1999.

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