Form 10-Q
period 1999-03-31
AVONDALE INDUSTRIES INC
filed 1999-05-14
CIK 829444

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from                           to

For Quarter Ended March 31, 1999

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

                      Class                        Outstanding at March 31, 1999
Common stock, par value $1.00 per share                    13,260,867 shares

                   AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.

Part I.        Financial Information

        Item 1.       Financial Statements

               Independent Accountants' Report                                 1

               Consolidated Balance Sheets -
               March 31, 1999 and December 31, 1998                            2

               Consolidated Statements of Operations -
               Three Months Ended March 31, 1999 and 1998                      4

               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1999 and 1998                      5

               Notes to Consolidated Financial Statements                      6

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           12

        Item 3.       Quantitative and Qualitative Disclosures About
                      Market Risk                                             19

Part II.       Other Information                                              20

        Item 6.       Exhibits and Reports on Form 8-K

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Avondale Industries, Inc.

We have reviewed the consolidated financial statements of Avondale Industries, Inc. and subsidiaries, as listed in the accompanying index, as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Avondale Industries, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ DELOITTE & TOUCHE LLP
New Orleans, Louisiana

May 6, 1999

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                                       AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except share data)
                                                       (UNAUDITED)
                                                                                 March 31,              December 31,
                                                                                    1999                    1998
                                                                               ------------             ------------
ASSETS
Current Assets:
  Cash and cash equivalents..............................................      $     47,000             $     52,262
  Receivables (Note 2):
    Accounts receivable..................................................             8,622                   10,559
    Contracts in progress................................................           116,276                  115,358
  Inventories:
    Goods held for sale..................................................            22,743                   25,108
    Materials and supplies...............................................             8,166                    8,495
  Deferred tax assets ...................................................            14,249                   17,029
  Prepaid expenses and other current assets .............................             4,400                    3,310
                                                                               ------------             ------------
    Total current assets.................................................           221,456                  232,121
                                                                               ------------             ------------
Property, Plant and Equipment:
  Land...................................................................             8,227                    8,227
  Buildings and improvements.............................................            69,291                   68,880
  Machinery and equipment................................................           221,453                  213,068
                                                                               ------------             ------------
    Total................................................................           298,971                  290,175
  Less accumulated depreciation..........................................          (143,480)                (141,249)
                                                                               ------------             ------------
    Property, plant and equipment - net..................................           155,491                  148,926
                                                                               ------------             ------------
Goodwill - net...........................................................             4,862                    4,961
Other assets.............................................................            11,136                   11,194
                                                                               ------------             ------------
Total assets.............................................................      $    392,945             $    397,202
                                                                               ============             ============

See Notes to Consolidated Financial Statements.

                                       AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except share data)
                                                       (UNAUDITED)

                                                                                  March 31,             December 31,
                                                                                    1999                   1998
                                                                               ------------             ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt......................................      $      3,137             $      3,137
  Accounts payable.......................................................            62,781                   79,876
  Accrued employee compensation..........................................            19,228                   14,950
  Other..................................................................            13,484                   11,889
                                                                               ------------             ------------
    Total current liabilities............................................            98,630                  109,852
Long-term debt...........................................................            47,701                   48,682
Deferred income taxes....................................................             1,287                    1,487
Other accrued employee compensation......................................            27,294                   26,766
                                                                               ------------             ------------
  Total liabilities......................................................           174,912                  186,787
                                                                               ------------             ------------

Commitments and contingencies (Note 7)

Shareholders' Equity:
 Common  stock,  $1.00  par  value,   authorized  30,000,000  shares;  issued -
   15,973,883 shares in 1999
   and 15,967,082 shares in 1998 ........................................            15,974                   15,967
 Additional paid-in capital..............................................           376,656                  376,512
 Accumulated deficit........ ............................................          (124,884)                (132,351)
 Accumulated other comprehensive income/(loss)...........................            (1,551)                  (1,551)
                                                                               ------------             ------------
Total....................................................................           266,195                  258,577
Treasury stock (common: 2,713,016 shares at cost) (Note 4)...............           (48,162)                 (48,162)
                                                                               ------------             ------------
Total shareholders' equity...............................................           218,033                  210,415
                                                                               ------------             ------------
Total liabilities and shareholders' equity...............................      $    392,945             $    397,202
                                                                               ============             ============

See Notes to Consolidated Financial Statements.

                                       AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except per share data)
                                                       (UNAUDITED)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                   1999                     1998
                                                                               ------------             ------------
  Sales...................................................................     $    195,274             $    184,625
  Cost of sales...........................................................          174,871                  164,497
                                                                               ------------             ------------
  Gross profit............................................................           20,403                   20,128
  Selling, general and administrative expenses............................            8,326                    8,313
                                                                               ------------             ------------
  Income from operations..................................................           12,077                   11,815
  Interest expense........................................................             (626)                  (1,137)
  Other - net.............................................................              596                    1,224
                                                                               ------------             ------------
  Income before income taxes .............................................           12,047                   11,902
  Income taxes............................................................            4,580                    4,525
                                                                               ------------             ------------
  Income before accounting change ........................................            7,467                    7,377
  Cumulative effect of accounting change (Note 5) ........................             --                     (2,046)
                                                                               ------------             ------------
  Net income..............................................................     $      7,467             $      5,331
                                                                               ============             ============

  Income per share of common stock - BASIC (Notes 4 and 6):
  Income before accounting change ........................................     $       0.56             $       0.51
  Cumulative effect of accounting change (Note 5) ........................             --                      (0.14)
                                                                               ------------             ------------
  Net income .............................................................     $       0.56             $       0.37
                                                                               ============             ============
  Weighted average number of shares outstanding...........................           13,256                   14,493
                                                                               ============             ============

  Income per share of common stock - DILUTED (Notes 4 and 6):
  Income before accounting change ........................................     $       0.56             $       0.51
  Cumulative effect of accounting change (Note 5).........................             --                      (0.14)
                                                                               ------------             ------------
  Net income .............................................................     $       0.56             $       0.37
                                                                               ============             ============
  Weighted average number of shares outstanding...........................           13,361                   14,575
                                                                               ============             ============

  See Notes to Consolidated Financial Statements.

                                       AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                                     (In thousands)
                                                       (UNAUDITED)

                                                                                    1999                     1998
                                                                               ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................      $      7,467             $      5,331
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization........................................             2,331                    2,183
    Deferred income taxes................................................             2,580                    4,525
    Cumulative effect of accounting change (Note 5)......................              --                      2,046
    Changes in operating assets and liabilities:
      Receivables........................................................             1,019                    7,426
      Inventories........................................................             2,694                    3,862
      Prepaid expenses and other assets..................................            (1,032)                  (1,496)
      Accounts payable...................................................           (17,095)                  (5,087)
      Accrued compensation and other liabilities.........................             6,401                    5,811
                                                                               ------------             ------------
     Net Cash Provided by Operating Activities...........................             4,365                   24,601
                                                                               ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................................            (8,797)                  (4,312)
                                                                               ------------             ------------
  Net Cash Used for Investing Activities.................................            (8,797)                  (4,312)
                                                                               ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long-term borrowings........................................              (981)                    (981)
  Other net..............................................................               151                     --
                                                                               ------------             ------------
Net Cash Used for Financing Activities...................................              (830)                    (981)
                                                                               ------------             ------------
Net (decrease)/increase in cash and cash equivalents.....................            (5,262)                  19,308
Cash and cash equivalents at beginning of period.........................            52,262                   81,752
                                                                               ------------             ------------
Cash and cash equivalents at end of period...............................      $     47,000             $    101,060
                                                                               ============             ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest.................................................................      $        677             $        776
                                                                               ============             ============
Income taxes ............................................................      $       --               $      1,300
                                                                               ============             ============

See Notes to Consolidated Financial Statements.

AVONDALE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Avondale Industries, Inc. and its wholly-owned subsidiaries ("Avondale" or the "Company"). In the opinion of the management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the interim financial statements. These interim financial statements should be read in conjunction with the December 31, 1998 audited financial statements and related notes filed on Form 10- K for the year ended December 31, 1998 (the "1998 Form 10-K").

 The financial statements required by Rule 10-01 of Regulation S-X have been reviewed by independent public accountants as stated in their report included herein.

 2.     RECEIVABLES

The following information presents the elements of receivables at March 31, 1999 and December 31, 1998 (in thousands):

                                                                                   1999                   1998
                                                                               ------------           ------------
        Long-term contracts:
               U.S. Government:
                  Amounts billed..........................................     $      1,519           $      2,857
                  Unbilled costs, including retentions, and
                      estimated profits on contracts in
                      progress............................................          109,592                101,931
                                                                               ------------           ------------
                  Total...................................................          111,111                104,788

               Commercial:
                  Amounts billed..........................................            2,772                  1,934
                  Unbilled costs, including retentions, and
                      estimated profits on contracts in
                      progress............................................            6,684                 13,427
                                                                               ------------           ------------

                  Total from long-term contracts..........................          120,567                120,149
                Trade and other current receivables.......................            4,331                  5,768
                                                                               ------------           ------------
                Total ....................................................     $    124,898           $    125,917
                                                                               ============           ============

Unbilled costs and estimated profits on contracts in progress were not billable to customers at the balance sheet dates under terms of the respective contracts.

The Company currently has an issue with the U.S. Navy related to certain materials purchased from a subcontractor for use in the Strategic Sealift program. The materials were purchased based on government-provided specifications which have proven to be defective. In addition to delay and disruption costs, the Company has incurred approximately $13.4 million in direct costs through March 31, 1999 related to this issue. The Company believes that it is entitled to recovery from the U. S. Navy of these costs and has recorded a receivable for the amount of direct costs incurred to date. While the Company hopes to resolve this issue through negotiations, the Company has engaged legal counsel to assist in the development of a claim. Avondale is currently in discussions with the U.S. Navy concerning these issues.

3.      FINANCING ARRANGEMENTS

The Company's $65 million revolving credit agreement ("the agreement") provides liquidity for working capital purposes, capital expenditures and letters of credit. At March 31, 1999, there were approximately $11.3 million of letters of credit issued against the agreement leaving approximately $53.7 million of liquidity available to Avondale for operations and other purposes. There have been no borrowings under the agreement since its inception in 1994. Continuing access to the agreement is conditioned upon the Company remaining in compliance with the covenants contained therein. At March 31, 1999, the Company is in compliance with such covenants.

4.      TENDER OFFER

In June 1998, the Company completed a tender offer purchasing 1.25 million shares of its common stock at $28 7/8 per share. Under the terms of the offer, the Company invited its shareholders to tender their shares at prices ranging from $26 1/2 to $29 per share as specified by each shareholder. The total cost to the Company of completing the tender offer was approximately $36.3 million, including legal, consulting and other professional fees. The total shares represented approximately 8.6% of the outstanding shares at that date, and following the tender offer, the Company had approximately 13.2 million shares of its common stock outstanding. The transaction was funded using existing cash balances.

5.      CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In December 1997, the American Institute of Certified Public Accountants promulgated Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-related Assessments" ("SOP 97-3"). SOP 97-3 prescribes certain accounting treatment for entities that are subject to a variety of assessments related to insurance activities, including assessments by worker's compensation second-injury funds. SOP 97-3 requires that companies estimate and record the entity's future liabilities related to these assessments. Although SOP 97-3 was not effective until fiscal years beginning after December 15, 1998, it encouraged entities to early adopt its requirements. As Avondale has ceded certain worker's compensation claims to a second injury fund administered by the
U. S. Department of Labor and is subject to an annual assessment, the Company elected to adopt SOP 97-3 early. As a result, the Company recorded as a liability the estimated present value of its future assessments. Thus, in accordance with SOP 97-3, the Company recorded the after-tax impact of the early adoption of SOP 97-3 as a cumulative effect of accounting change within the Company's Consolidated Statement of Operations for the three months ended March 31, 1998. The effect of this change in accounting principle was to decrease net income by $2.0 million (net of related tax benefits of $1.3 million) or $0.14 per share basic and diluted.

6.      EARNINGS PER SHARE

The number of weighted average shares outstanding for "basic" EPS was 13,256,461 and 14,493,211 for the three months ended March 31, 1999 and 1998, respectively. The number of weighted average shares outstanding for "diluted" EPS was 13,361,373 and 14,575,258 for the three months ended March 31, 1999 and 1998, respectively. The difference in weighted average shares outstanding of 104,912 and 82,047 for 1999 and 1998 , respectively, relate to stock appreciation rights and options.

As discussed in Note 4 of the Notes to Consolidated Financial Statements herein, the Company completed a tender offer purchasing 1.25 million shares of its common stock in June 1998. Had the repurchase taken place as of January 1, 1998, the Company's earnings per share basic and diluted would have been $0.38.

7.      COMMITMENTS AND CONTINGENCIES

Litigation

As discussed in Note 10 of the Notes to Consolidated Financial Statements included in the 1998 Form 10-K, the Company was advised in 1986 that it was a potentially responsible party ("PRP") with respect to an oil reclamation site operated by an unaffiliated company in Walker, Louisiana. To date, the Company and certain of the other PRPs (the "Funding Group") for the site have funded the site's remediation expenses, PRP identification expenses and related costs for the participating parties. As of March 31, 1999 such costs totaled approximately $19.5 million, of which the Company has funded approximately $4.0 million. Since 1988, the Funding Group filed petitions to add a number of companies as third-party defendants with regard to the remedial action. The Funding Group has agreed to settle with the majority of these companies. All funds collected are placed in escrow to fund future expenses. At March 31, 1999, the balance of the escrow was $9.9 million, which is to be used to fund any ongoing remediation expenses. The Company will not owe any future assessments until the balance in escrow is depleted. There are additional settlements being negotiated which should add to the balance in escrow.

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

Guarantee

Pursuant to agreements related to the University of New Orleans ("UNO")/Avondale Maritime Technology Center of Excellence ("the Center"), the Company has agreed to guarantee indebtedness with a principal amount not to exceed $40 million incurred by the UNO Research and Technology Foundation, Inc. (the "Foundation") for the construction of the facility and the acquisition of computer-aided technology. Under the terms of a Cooperative Endeavor Agreement, the State of Louisiana made a non-binding commitment to appropriate $40 million, plus interest, in installments over a period from 1997 through 2007 for donation to the Foundation for purposes of funding the Center. Avondale and the Foundation anticipate that appropriations by the State will be sufficient for the Foundation to service its debt. However, if the State's appropriations are insufficient, Avondale will ultimately be required to repay any remaining debt. The Company's guarantee is unsecured. In addition to the amounts expected to be funded by the State, the Foundation, at the Company's request, is incurring approximately $15.5 million in additional costs to enhance the integration and functionality of the ship design and IPDE technology. The Company is reimbursing the Foundation for these additional amounts as incurred and will capitalize these costs and amortize them over their estimated useful lives in accordance with the Company's stated policies. (See Note 1 of the Notes to Consolidated Financial Statements included in the 1998 Form 10-K). As of March 31, 1999, the Foundation had incurred $42.9 million of cost to construct and equip the Center. In connection with its non-binding commitment, the State appropriated and paid $3.7 million during 1997 and $6.3 million in 1998, representing the first two installments to the Foundation.

Letters of Credit and Bonds

In the normal course of its business activities, the Company is required to provide letters of credit and bonds to secure the payment of workers' compensation obligations, other insurance obligations and to provide a debt service reserve fund related to$34.4 million of Series 1994 industrial revenue bonds. Additionally, under certain contracts the Company may be required to provide letters of credit to secure certain performance obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to approximately $32.3 million at March 31, 1999 and December 31, 1998.

OSHA
During the fourth quarter of 1998, Avondale consented to a comprehensive inspection of its main facility by the federal Occupational Safety and Health Administration ("OSHA"). Avondale believes this inspection was based on complaints filed by the union that is seeking to organize certain of Avondale's employees. On April 5, 1999, OSHA proposed penalties totaling $537,000 against Avondale based on its six month inspection. OSHA issued three citations identifying more than 60 alleged violations of OSHA's safety standards. OSHA is also investigating Avondale's compliance with OSHA's record keeping requirements. Avondale believes the citations are invalid and legally unjustified. While Avondale plans to confer with OSHA informally to state its position and, if necessary, contest the citations before the Occupational Safety and Health Review Commission, it does not believe that the outcome of these matters will have a material adverse effect on its consolidated financial statements or operations.

8.      PROPOSED MERGER

On January 19, 1999, Avondale announced a proposed merger with a subsidiary of Newport News Shipbuilding Inc. ("Newport News") which would result in Avondale becoming a subsidiary of Newport News. The proposed merger is structured as a stock-for-stock transaction and is subject to regulatory and shareholder approval. Upon consummation of the proposed merger, each Avondale share would be exchanged for a maximum of 1.25 and a minimum of 1.15 of Newport News Shipbuilding Inc. shares based on the average closing price of Newport News shares during the fifteen day trading period ending on the fourth trading day prior to the shareholder vote. If such average closing price is $28.40 or less, Avondale shareholders would receive 1.25 Newport News shares for each Avondale share. If such price is $30.87 or more, Avondale shareholders would receive 1.15 Newport News shares for each Avondale share. If such price is between $28.40 and $30.87, Avondale shareholders would receive that number of Newport News shares determined by dividing $35.50 by such price, or between 1.25 and 1.15 Newport News shares.

On February 22, 1999, Avondale and Newport News announced that their proposed merger had been cleared by the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In addition, on May 5, 1999, the Company received the consent of the Administrator of the Maritime Administration of the U.S. Department of Transportation. The antitrust clearance and Maritime Administration consent satisfy certain of the conditions to closing the transaction, which remains subject to the approval of the shareholders of both companies.

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

Newport News advised General Dynamics that it was not prepared to evaluate the General Dynamics proposal until it was able to obtain reliable assurance that a combination of General Dynamics and Newport News would not be opposed by the Department of Defense and Department of Justice. To that end, Newport News made a request to the Department of Defense seeking a prompt indication of the Department's position on the General Dynamics proposal. In response to this request, on April 14, 1999, Secretary of Defense William S. Cohen announced that the Department of Defense was not in support of General Dynamics' proposed acquisition of Newport News. As a result, General Dynamics immediately withdrew its unsolicited offer.

In addition, on May 6, 1999, the Company announced that Litton Industries, Inc. ("Litton") submitted an unsolicited written proposal to acquire Avondale in an all cash transaction of $38.00 per common share. Avondale further announced that it has simultaneously been provided by Litton with a copy of an independent proposal made by Litton to merge with Newport News in a tax-free, stock-for-stock transaction in which each Newport News share would be converted into 0.55 Litton shares. Neither Litton's offer to Avondale nor its offer to Newport News is conditioned upon acceptance or rejection of the other.

According to the terms of the merger agreement with Newport News, neither party to the transaction is permitted to engage in discussions with other companies unless either Avondale or Newport News determines that a subsequent proposal could lead to a superior offer. The boards of directors of each of Avondale and Newport News have made this determination and authorized the respective management teams to commence in preliminary discussions with Litton.

9.      RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for the Company on January 1, 2000. The Company has considered the implications of SFAS 133 and has concluded that its implementation will not have a material effect on the Company's consolidated financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended March 31, 1999 and 1998 and Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

Overview

The Company continued its progress toward completion of its major contracts. This progress is highlighted by steady but improving sales, gross profit, income from operations, income before income taxes and net income.

The Company's firm backlog at March 31, 1998 was approximately $1.8 billion (including estimated contract escalation) exclusive of unexercised options aggregating approximately $470 million held by the U.S. Navy (the "Navy") (including estimated contract escalation) and approximately $330 million held by a commercial customer for additional ship orders.

As previously disclosed, in December 1996 the Navy awarded, and in April 1997 the General Accounting Office affirmed, a $641 million contract to a Company-led alliance, which includes Bath Iron Works ("Bath") and Raytheon Company ("Raytheon"), to design and construct the first of an anticipated 12 ships under the Navy's LPD program. The original contract provided for options exercisable by the Navy for two additional LPD class ships. During 1998, the U. S. Navy exercised the first such option for the second vessel of the program, LPD-18, at a contract price of approximately $391 million. Under the terms of an agreement between the alliance members, the Company will build the ships covered under the December 1996 and December 1998 contracts, and, if the Navy exercises the remaining option, Bath would construct the third of the three LPD ships to be built under the initial contract. Raytheon is responsible for total ship integration and the alliance is using an advanced three-dimensional ship design and product modeling technology for the design and manufacture of the ship. As the prime contractor under the LPD contract, the Company is required to report in its financial statements as sales and cost of sales the entire contract amount for each vessel in the LPD program constructed by the alliance. Under the subcontracting agreements entered into between the Company and each of Bath and Raytheon, the award fees that can be earned under the LPD contract are distributable among the alliance members in proportion to each member's performance and participation in the construction of the vessel during the period for which the award was granted. To the extent that the Company's revenues include costs incurred and award fees paid to the other alliance members, such revenues will be recorded with no corresponding operating margin.

Also included in the firm backlog is the largest commercial contract ever awarded to Avondale. In June 1997, the Company was awarded a $332 million contract for the construction of two 125,000 DWT crude oil carriers for the Jones Act Trade to be built with double hulls in compliance with the Oil
Pollution Act of 1990. The original contract also provided for options exercisable by the customer for three additional ships, and, in September 1998, the customer exercised the first such option, valued at approximately $164 million. The first ship is scheduled for delivery in 2000. With the current level of crude oil prices, ARCO announced plans to reduce costs and capital spending. To this end, ARCO and the Company agreed to delay the deliveries of the three vessels currently under contract by up to 16 months and the customer has agreed to modify the terms of its original contract thereby increasing its sales price by approximately $11.1 million and pay the Company its estimated out-of-pocket expenses (consisting principally of storage, preventive maintenance and other delay related costs) for completing the vessels in a later time frame. As the contract is still in initial stages of contract performance, no profit has been recognized to date. (Refer to the 1998 Form 10-K for a discussion of the Company's policies and procedures for revenue recognition.) In addition, on April 1, 1999, ARCO announced a planned business combination with BP Amoco, Inc. in a stock for stock transaction which is expected to be completed prior to the end of 1999. In light of the above, there can be no assurance that ARCO will exercise its remaining options.

During 1999, the Company expects to deliver the Icebreaker to the U. S. Coast Guard. In addition, the Company is scheduled to deliver the second and third vessels of a contract to construct seven Strategic Sealift vessels.

On January 19, 1999, Avondale announced a proposed merger with a subsidiary of Newport News Shipbuilding Inc. ("Newport News") which would result in Avondale becoming a subsidiary of Newport News. The proposed merger is structured as a stock-for-stock transaction and is subject to regulatory and shareholder approval. Upon consummation of the proposed merger, each Avondale share would be exchanged for a maximum of 1.25 and a minimum of 1.15 of Newport News Shipbuilding Inc. shares based on the average closing price of Newport News shares during the fifteen day trading period ending on the fourth trading day prior to the shareholder vote. If such average closing price is $28.40 or less, Avondale shareholders would receive 1.25 Newport News shares for each Avondale share. If such price is $30.87 or more, Avondale shareholders would receive 1.15 Newport News shares for each Avondale share. If such price is between $28.40 and $30.87, Avondale shareholders would receive that number of Newport News shares determined by dividing $35.50 by such price, or between 1.25 and 1.15 Newport News shares.

On February 22, 1999, Avondale and Newport News announced that their proposed merger had been cleared by the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In addition, on May 5, 1999, the Company received the consent of the Administrator of the Maritime Administration of the U.S. Department of Transportation. The antitrust clearance and Maritime Administration consent satisfy certain of the conditions to closing the transaction, which remains subject to the approval of the shareholders of both companies.

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

Newport News advised General Dynamics that it was not prepared to evaluate the General Dynamics proposal until it was able to obtain reliable assurance that a combination of General Dynamics and Newport News would not be opposed by the Department of Defense and Department of Justice. To that end, Newport News made a request to the Department of Defense seeking a prompt indication of the Department's position on the General Dynamics proposal. In response to this request, on April 14, 1999, Secretary of Defense William S. Cohen announced that the Department of Defense was not in support of General Dynamics' proposed acquisition of Newport News. As a result, General Dynamics immediately withdrew its unsolicited offer.

In addition, on May 6, 1999, the Company announced that Litton Industries, Inc. ("Litton") submitted an unsolicited written proposal to acquire Avondale in an all cash transaction of $38.00 per common share. Avondale further announced that it has simultaneously been provided by Litton with a copy of an independent proposal made by Litton to merge with Newport News in a tax-free, stock-for-stock transaction in which each Newport News share would be converted into 0.55 Litton shares. Neither Litton's offer to Avondale nor its offer to Newport News is conditioned upon acceptance or rejection of the other.

According to the terms of the merger agreement with Newport News, neither party to the transaction is permitted to engage in discussions with other companies unless either Avondale or Newport News determines that a subsequent proposal could lead to a superior offer. The boards of directors of each of Avondale and Newport News have made this determination and have authorized the respective management teams to commence in preliminary discussions with Litton.

Results of Operations

The Company recorded net income for the first quarter of 1999 of $7.5 million, or $0.56 per share basic and diluted, compared to $5.3 million, or $0.37 per share basic and diluted, for the first three months of 1998. This increase is primarily a result of the Company's early adoption of the American Institute of Certified Public Accountants' Statement of Position 97-3 and its retroactive application to the first quarter of 1998. The adoption of this SOP, which prescribes accounting treatment for entities which are subject to assessments related to certain insurance activities, resulted in an after-tax charge of approximately $2.0 million, or $0.14 per share basic and diluted. (See additional discussion in Note 5 of the Notes to Consolidated Financial Statements, contained elsewhere in this Form 10-Q).

Income from operations for the first three months of 1999 was consistent with the year earlier period increasing approximately $262,000 to $12.1 million. The steady operating results reflect continued successful progress on the Company's contracts in progress. Also contributing to the 1999 operating results were operating profits recorded by the Company's modular construction and marine repair operations.

Sales for the first three months of 1999 increased $10.7 million, or 6%, to $195.3 million compared to $184.6 million for the first quarter of 1998. The increase in sales in the current quarter is primarily a result of increased costs associated with contracts in the initial stages of construction. The Company recorded increased sales on the contracts to construct the two LPDs (the second of which is scheduled for delivery in 2004) and the three 125,000 DWT double-hulled crude oil carriers (the last of which is expected to be delivered in 2002). These contracts are in the initial stages of construction resulting in significant engineering design and material acquisition costs. The increases noted above were partially offset by decreased sales recorded on contracts at or near completion. The Company recorded decreased sales on the contracts to construct the seven Strategic Sealift ships (the Company has already delivered the first vessel and expects to deliver the second and third vessels during
1999), the Icebreaker (scheduled for delivery in the fourth quarter of 1999) and the LSD-CV 52 (delivered in February 1998).

Gross profit for the first quarter of 1999 remained in excess of 10% of sales; however, the gross profit margin percentage decreased approximately 0.4% as compared to the same period in the prior year. The decrease in the gross profit margin percentage is primarily attributable to two factors. First, the LPD and ARCO contracts are in the initial stages of contract performance which result in significant engineering design and material acquisition costs recorded as sales with little or no corresponding gross profit. The Company does not begin profit recognition until final results can be estimated with reasonable accuracy. (Refer to the 1998 Form 10-K for a discussion of the Company's policies and procedures for revenue recognition.) Second, as stated above, the Company includes in its consolidated financial statements both costs incurred and award fees paid to other members of the alliance in the LPD program as sales and cost of sales with no corresponding gross profit margin. The total costs incurred and award fees paid to other alliance members in the LPD program for the three month periods ended March 31, 1999 and 1998 totaled $21.2 million and $14.7 million, respectively.

The Company currently has an issue with the U.S. Navy related to certain materials purchased from a subcontractor for use in the Strategic Sealift program. The materials were purchased based on government-provided specifications which have proven to be defective. In addition to delay and disruption costs, the Company has incurred approximately $13.4 million in direct costs through March 31, 1999 related to this issue. The Company believes that it is entitled to recovery from the U. S. Navy of these costs and has recorded a receivable for the amount of direct costs incurred to date. While the Company hopes to resolve this issue through negotiations, the Company has engaged legal counsel to assist in the development of a claim. Avondale is currently in discussions with the U.S. Navy concerning these issues.

Other income decreased $0.6 million, or 51%, reflecting a decrease in interest income resulting from significantly lower cash and cash equivalents available for investment during 1999 as compared to the period in 1998 immediately preceding the June 1998 stock repurchase.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for the Company on January 1, 2000. The Company has considered the implications of SFAS 133 and has concluded that its implementation will not have a material effect on the Company's consolidated financial statements.

Year 2000

In accordance with the U. S. Securities and Exchange Commission's ("SEC") Staff Legal Bulletin No. 5 and the SEC's subsequent interpretive release, the Company has assessed both the cost of addressing and the cost or the consequence of incomplete or untimely resolution of the Year 2000 issue. This process includes:
(a) the development of Year 2000 ("Y2K") awareness, (b) a comprehensive review to identify systems that could be affected by the Y2K issue, (c) an assessment of potential risk factors (including noncompliance by the Company's suppliers, subcontractors and customers, including the U. S. Navy), (d) the allocation of required resources, (e) a determination of the extent of remediation work required, (f) the development of an implementation plan and timetable, and (g) the development of contingency plans.

In response to the Y2K issue, Avondale established its own team as a collaborative effort involving key Company personnel. In addition, the Company commissioned an outside consultant to make inquiries and provide observations relating to the Company's plan for identifying and resolving Y2K issues within its information technology ("IT") systems. The consultant discussed its observations with members of senior management. A major observation of the consultant identified some segments of the Company's overall accounting system as non-compliant. As a result, management considered several alternatives for remediating non-compliant systems including: repairing/modifying only those systems, replacing only those systems or developing a more comprehensive solution. After a thorough review of all options, the Company decided to replace its entire accounting systems software. The acquisition and implementation of this replacement software is projected to cost approximately $6.0 to $7.0 million. This project began in October 1998 and is scheduled for completion in October 1999.

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

The Company is incurring both internal staff costs as well as consulting and other expenses relating to these issues. All costs related to remediating the Y2K issue will be funded with cash on hand. Expenditures, including consulting fees and other expenses, have totaled approximately $2.3 million since the inception of the Company's Y2K effort. Approximately $650,000 has been expended in 1999 and total aggregate expenditures for both IT and non-IT systems remediation and testing are projected to be approximately $7.0 to $9.0 million, including the business systems software discussed above much of which is not required for remediation of the Company's Y2K issue. The Company expects to complete its remediation of non-compliance systems during the second quarter of 1999.

In addition, the Company has initiated communications with its significant suppliers, large customers (including the U. S. Navy), subcontractors and others to determine the extent to which the Company is vulnerable to these third parties' failure to remediate their own Y2K issues. The Company can give no assurance that the systems of these third parties on which the Company relies will be remediated on time or that failure to remediate by them would not have a material adverse effect on the Company.

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

The Company believes that it will successfully implement its Y2K remediation plan on schedule and will be Y2K compliant before the end of 1999. However, managment believes that there is a risk that significant suppliers, customers, subcontractors, and others on whom the Company's finances and operations largely depend may experience their own Y2K problems that could affect the Company's operations or financial position. Such risks include but are not limited to: the inability of the Company to retain qualified personnel and outside consultants to successfully remediate Y2K issues and implement the new business system as demand for their services rises due to other companies' unanticipated or more severe Y2K problems; the inability of the Company's customers, including the U.
S. Navy, to accurately and timely pay invoices; the inability of the Company to access necessary capital from lenders or other sources when required; and the inability of the Company's significant suppliers, customers, subcontractors and others to provide the necessary materials, services, or systems required to run the Company's business.

If the Company does not experience severe Y2K financial and operating difficulties, notwithstanding its efforts to avoid or mitigate Y2K issues in its own systems or adverse effect of Y2K issues experienced by third parties on whom the Company relies, the Company is in the process of developing a continency plan for dealing with the most reasonably likely worst case scenario. The development of this plan is the current focus of senior management.

The Company will continue to review its plan for solution of Y2K issues for effectiveness. As such, the Company can give no assurance that the estimated costs herein for solving its own Y2K issues or the estimated impact of Y2K issues on the Company's financial condition, operations, and cash flows will not be revised as a result of the facts that become known to the Company.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $47.0 million at March 31, 1999 as compared to $52.3 million at December 31, 1998. The Company's operations generated approximately $4.4 million of cash during the quarter ended March 31, 1999. The Company's primary uses of cash in the current year consisted of capital expenditures of $8.8 million and payments on long-term borrowings of approximately $1.0 million.

Capital expenditures for the first three months of 1999 increased $4.5 million to $8.8 million compared to the $4.3 million for the same period in 1998. The increase is primarily attributable to $4.5 million in additional costs relating to enhancing the integration and functionality of the ship design and IPDE technology. In addition, the Company is finalizing certain plant and facilities improvements required to construct the ARCO vessels. Capital spending for 1999 also includes approximately $530,000 relating to the acquisition and implementation of new integrated business systems software. The remainder of 1999 capital expenditures represents plant improvements and equipment additions which are designed to improve the Company's overall operating efficiency. The Company continues to evaluate investment opportunities, particularly productivity and technology-focused capital expenditures, in order to enhance the Company's overall efficiency and provide for future growth. As a result, the Company expects capital spending for 1999 to approximate the level of 1998.

The Company's $65 million revolving credit agreement ("the agreement") provides liquidity for working capital purposes, capital expenditures and letters of credit. At March 31, 1999, there were approximately $11.3 million of letters of credit issued against the agreement leaving approximately $53.7 million of liquidity available to Avondale for operations and other purposes. There have been no borrowings under the agreement since its inception in 1994. Continuing access to the agreement is conditioned upon the Company remaining in compliance with the covenants contained therein. At March 31, 1999, the Company was in compliance with such covenants. The Company believes that its capital resources will be sufficient to finance current and projected operations, existing debt service requirements and planned capital expenditures.

In order to comply with the terms of the LPD contract, the Company was required to make significant capital improvements, including enhancing its computer-aided design and product modeling capabilities. As a result, the Company teamed with the University of New Orleans (the "University" or "UNO"), the University of New Orleans Research and Technology Foundation, Inc. (the "Foundation") and the State of Louisiana in a cooperative effort. Pursuant to terms of various agreements, the Foundation is purchasing hardware and software required to implement the extensive three-dimensional ship design and Integrated Product Data Environment teaming technology and constructed a 200,000 square foot building on property donated to the University by the Company and located adjacent to the Company's main shipyard. This facility was completed during the second quarter of 1998. The initial $40 million investment in this new technology and facility, which is known as the "UNO/Avondale Maritime Technology Center of Excellence" (the "Center"), is being financed by the Foundation using third-party debt and lease financing, both of which are guaranteed by the Company. The Company has entered into a long-term lease for the Center requiring a nominal annual lease payment. The Company provides access to the technology and a portion of the Center to the University for its use in research and the development of educational curricula related to naval architecture and marine engineering. In addition to the amounts expected to be funded by the State, the Foundation, at the Company's request, is incurring approximately $15.5 million in additional costs to enhance the integration and functionality of the ship design and IPDE technology. The Company is reimbursing the Foundation for these additional amounts as incurred and will capitalize these costs and amortize them over their estimated useful lives in accordance with the Company's stated policies. (See Note 1 of the Notes to Consolidated Financial Statements included in the 1998 Form 10-K).

The Foundation is the borrower on all indebtedness incurred to construct and equip the Center. Under the terms of a Cooperative Endeavor Agreement, the State of Louisiana made a non-binding commitment to appropriate $40 million, plus interest, in installments over a period from 1997 through 2007 for donation to the Foundation for purposes of funding the Center. Avondale and the Foundation anticipate that appropriations by the State will be sufficient for the Foundation to service its debt. However, if the State's appropriations are insufficient, Avondale will ultimately be required to repay any remaining debt. The Company's guarantee is unsecured. As of March 31, 1999, the Foundation had incurred $42.9 million of cost to construct and equip the Center. In connection with its non-binding commitment, the State appropriated and paid $3.7 million during 1997 and $6.3 million in 1998, representing the first two installments to the Foundation.

During the fourth quarter of 1998, Avondale consented to a comprehensive inspection of its main facility by the federal Occupational Safety and Health Administration ("OSHA"). Avondale believes this inspection was based on complaints filed by the union that is seeking to organize certain of Avondale's employees. On April 5, 1999, OSHA proposed penalties totaling $537,000 against Avondale based on its six month inspection. OSHA issued three citations identifying more than 60 alleged violations of OSHA's safety standards. OSHA is also investigating Avondale's compliance with OSHA's record keeping requirements. Avondale believes that the citations are invalid and legally unjustified. While Avondale plans to confer with OSHA informally to state its position and, if necessary, contest the citations before the Occupational Safety and Health Review Commission, it does not believe that the outcome of these matters will have a material adverse effect on its consolidated financial statements or operations.

Cautionary Statement for Purposes of "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally accompanied by such terms and phrases as "anticipates," "estimates," "expects," "believes," "should," "projects," "scheduled," or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include the Company's reliance on U.S. Navy contracts, including its ability to replenish its backlog by securing additional contracts from the U.S. Navy, profit recognition on government contracts, the outcome of the Company's litigation involving efforts to unionize the Company's production workers and the competitive impact of a resolution in favor of the union, the importance of obtaining commercial contracts, the Company's ability to complete its contracts within its cost estimates, intense competition for government and commercial contracts, labor, regulatory and other risks in the shipbuilding and marine construction industries, and other unanticipated events affecting the Company's efforts of its suppliers, subcontractors, and customers (including the U. S. Navy) to timely correct Year 2000 problems inherent in essential computer systems which could impair the Company's operations or the ability of its customers to timely pay for products and services provided. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.

Item 3:        Quantitative and Qualitative Disclosures about Market Risk

               Not applicable.

                           PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

                (a)     Exhibits

                        3.1  Articles of Incorporation of the Company(1).

                        3.2  Bylaws of the Company(2).

                         15  Letter re: unaudited interim financial information.

                         27  Financial Data Schedule

               (b)      Reports on Form 8-K:

                        On January 22, 1999, the Company filed a Current Report on Form 8-K to report under Item 5 that it had issued a press release on January 19, 1999 regarding the Company's entering into of an Agreement and Plan of Merger with Newport News Shipbuilding Inc.

                        On February 22, 1999, the Company filed a Current Report on Form 8-K to report under Item 5 that it had issued a press release on February 18, 1999 to report that it had been informed by Newport News Shipbuilding Inc. that Newport News had received an unsolicited offer from General Dynamics to acquire Newport News.

                        On February 23, 1999, the Company filed a Current Report on Form 8-K to report under Item 5 that it had issued a press release on February 22, 1999 to report that its proposed merger with Newport News Shipbuilding Inc. had been cleared by the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

--------------

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


                                                 AVONDALE INDUSTRIES, INC.


Date: May 14, 1999                             By:/s/ ALBERT L. BOSSIER, JR.
      ------------                                 -----------------------------
                                                      Albert L. Bossier, Jr.
                                                      Chairman, President &
                                                       Chief Executive Officer





Date: May 14, 1999                             By:/s/ THOMAS M. KITCHEN
      ------------                                ------------------------------
                                                      Thomas M. Kitchen
                                                      Corporate Vice President
                                                       & Chief Financial Officer

                                  EXHIBIT INDEX

Number         Description
------         -----------------------------------------------------------------
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